Form 10QSB
period 1998-06-30
FAN ENERGY INC
filed 1998-08-14
CIK 1057024

Quarterly Report For Small Business Issuers Subject
                     to the 1934 Act Reporting Requirements

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 333-47699

                                 FAN ENERGY INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)

          Nevada                                          77-0140428
 ------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

1801 Broadway Suite 720, Denver, Colorado                   80202
-----------------------------------------                 --------
(Address of principal executive officers)                (Zip Code)

                    Issuer's telephone number: (602) 483-8848

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ].

     Number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date.

     $.01 par value common stock 7,986,704 shares as of June 30, 1998.

                                 FAN ENERGY INC.

                                   FORM 10-QSB
                                      INDEX


                                                                            PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

           Balance Sheets - June 30, 1998 and December 31, 1997                3

           Statements of Operations - Quarter ended and six months ended

              June 30, 1998 and June 30, 1997                                  4

           Statements of Cash Flows - Six months ended June 30, 1998

              and June 30, 1997                                                5

           Notes to Financial Statements                                   6 - 7


         Item 2.    Management's Plan of Operation                             8



PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings                                          9

         Item 2.    Changes in Securities                                      9

         Item 3.    Defaults Upon Senior Securities                            9

         Item 4.    Submission of Matters to a Vote of Security Holders        9

         Item 5.    Other Information                                          9

         Item 6.    Exhibits and Reports on Form 8-K                           9

         Signatures                                                           10

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                     ASSETS


                                                                             June 30, 1998 December 31, 1997
                                                                              (Unaudited)
CURRENT ASSET
Cash ......................................................................   $   110,605    $   424,717
                                                                               ----------     ----------
    Total Current Asset ...................................................       110,605        424,717

UNDEVELOPED OIL AND GAS PROPERTIES ........................................     1,495,700      1,275,491

DEFERRED OFFERING COSTS ...................................................        55,829         10,383
                                                                               ----------     ----------
                                                                              $ 1,662,134    $ 1,710,591
                                                                               ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable ..........................................................   $     8,068    $     5,315
                                                                               ----------     ----------

    Total Current Liabilities .............................................         8,068          5,315
                                                                               ----------     ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock $.01 par value
     Authorized - 5,000,000 shares
     Issued - none ........................................................          --             --
Common Stock, $.001 par value
     Authorized - 95,000,000 shares
     Issued and outstanding - 7,986,704 shares (1998)
      and 7,771,704 shares (1997) .........................................         7,987          7,772
Additional paid-in capital ................................................     1,903,521      1,796,236
Deficit accumulated during the development stage ..........................      (357,942)      (199,232)
Additional paid-in capital stock options ..................................       100,500        100,500
                                                                               ----------     ----------

                                                                                1,654,066      1,705,276
                                                                               ----------     ----------
                                                                              $ 1,662,134    $ 1,710,591
                                                                               ==========     ==========

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                          Cumulative
                                                                                         Amounts from
                              Three Months Ended June 30,    Six Months ended June 30,  Jan. 1, 1997 to
                                   1998           1997           1998         1997       June 30, 1998
                                   ----           ----           ----         ----      ---------------
REVENUES ..................   $     --       $     --       $     --       $   --       $     --
                              -----------    -----------    -----------    ---------    -----------

OPERATING EXPENSES
General and
administrative expenses ...       136,268          3,341        163,463        3,341        356,448
Interest ..................         --             --             --           --             6,247
                              -----------    -----------    -----------    ---------    -----------
                                  136,268          3,341        163,463        3,341        362,695
                              -----------    -----------    -----------    ---------    -----------
OTHER INCOME
Interest ..................         1,704            629          4,753          629          4,753
                              -----------    -----------    -----------    ---------    -----------

NET (LOSS) ................   $  (134,564)   $    (2,712)   $  (158,710)   $  (2,712)   $  (357,942)
                              ===========    ===========    ===========    =========    ===========

NET (LOSS) PER
COMMON SHARE ..............   $      (.02)   $     --       $      (.02)   $   --      $       (.04)
                              ===========    ===========    ===========    =========    ===========

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING ........     7,986,704      7,986,704      7,986,704    7,986,704      7,986,704
                              ===========    ===========    ===========    =========    ===========

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                                       Cumulative
                                                                                                                      Amounts from
                                                                              For the six months ended June 30,      Jan. 1, 1997 to
                                                                                   1998                 1997          June 30, 1998
                                                                                   ----                 ----         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) ..........................................................         $  (158,710)         $    (2,282)         $  (357,942)
Adjustments to reconcile net (loss) to net
     cash provided by operating activities ..........................                --                   --                   --
Stock options .......................................................                --                   --                102,832
Stock for services ..................................................             107,500                 --                157,500
Changes in assets and liabilities
     Increase in accounts payable ...................................               2,753                3,341                8,068
     Increase in deferred offering costs ............................             (45,446)                --                (55,829)
                                                                              -----------          -----------          -----------

Net cash (used) provided by operating activities ....................             (93,903)               1,059             (145,371)
                                                                              -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for unproved oil and gas properties ..................            (220,209)                --             (1,195,700)
                                                                              -----------          -----------          -----------

Net cash (used) in investing activities .............................            (220,209)                --             (1,195,700)
                                                                              -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock .............................                --                500,000            1,500,000
     Cash paid for offering costs ...................................                --                   (430)             (48,324)
                                                                              -----------          -----------          -----------

Net cash provided by financing activities ...........................                --                499,570            1,451,676
                                                                              -----------          -----------          -----------

NET (DECREASE) INCREASE IN CASH .....................................            (314,112)             500,629              110,605

CASH, BEGINNING OF PERIODS ..........................................             424,717                 --                   --
                                                                              -----------          -----------          -----------

CASH, END OF PERIODS ................................................         $   110,605          $   500,629          $   110,605
                                                                              ===========          ===========          ===========

                                FAN ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998



The  accompanying   interim  financial  statements  of  FAN  Energy,  Inc.  (the
"Company") are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The unaduited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Registration Statement on Form SB-2 (File No. 333-47699) which became effective with the Securities and Exchange Commission on May 14, 1998. The current interim periods reported herein should be read in conjunction with the Company's registration statement subject to independent audit at the end of the year.

The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At June 30, 1998, there were no cash equivalents.

OIL AND GAS PROPERTIES

The Company follows the full cost method to account for its oil and gas exploration and development activities. Under the full cost method, all costs incurred which are directly related to oil and gas exploration and development are capitalized and subjected to depreciation and depletion. Depletable costs also include estimates of future development costs of proved reserves. Costs related to undeveloped oil and gas properties may be excluded from depletable cost until such properties are evaluated as either proved or unproved. The net capitalized costs are subject to a ceiling limitation. A single cost center is maintained for the company's oil and natural gas exploration, development and production activities in the United States.

                                FAN ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Undeveloped oil and gas properties consist of leases and acreage acquired by the Company for its exploration and development activities as well as geophysical costs. The cost of these non-producing leases is recorded at the lower cost or fair market value. As of June 30, 1998, costs related to undeveloped oil and gas properties consists of costs incurred in conjunction with the Company's acquisition of the properties, dry hole costs, and geological and geophysical (seismic) costs.

The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which requires that long-lived assets to be held and used by reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 has not had an impact on the Company's financial statements, as the Company has not determined that an impairment loss needs to be recognized for applicable assets of continuing operations.


DEFERRED OFFERING COSTS

Deferred offering costs consist of costs incurred in connection with a proposed public offering of the Company's common stock. If the offering is successful, costs incurred will be charged against the proceeds of the offering. If the offering is not successful, costs incurred will be charged to operations.


INCOME TAXES

The Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

(LOSS) PER COMMON SHARE

(Loss) per common share is computed based on the weighted average number of common shares outstanding during each period. Common shares issued from reactivation as a development stage company, and prior to completion of the Company's proposed initial public offering, are considered outstanding for all periods presented.

In February 1997 SFAS No. 128, "Earnings Per Share" was issued effective for periods ending after December 15, 1997. There is no impact on the Company's financial statements from adoption of SFAS No. 128.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

The following discussion is intended to provide an analysis of the Company's financial condition and Plan of Operation and should be read in conjunction with the Company's financial statements and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the drilling plans for natural gas, trends in the results of the Company's operations, anticipated rates of production, natural gas prices, operating expenses and the Company's anticipated capital requirements and capital resources. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

The Company has not generated revenue from operations during the first half of 1998 or during the previous two fiscal years. The Company plans to generate future revenue through its participation in drilling for natural gas with others in the Sacramento basin of central California and in other areas which may be selected by the Company. Once sufficient financial resources are developed, as described below, the Company intends to continue to participate in exploration of its two natural gas prospects and to acquire interests in similar properties in other areas. As of the date of this report, no production has been established on any of the Company's properties.

The Company's properties presently consist of a 25% working interest in oil and gas leases covering approximately 30,000 acres in two prospects in the Sacramento Basin of Central California. The Company and the operator have identified potential natural gas drilling locations in the prospects using advanced three dimensional ("3-D") and AVO seismic technologies. The Company has participated in drilling two unsuccessful exploratory wells on one of the prospects during 1998 and is currently drilling a third well. The Company's share of the cost of the first two wells which resulted in dry holes was approximately $125,000, and has been included in investment for undeveloped oil and gas properties on the June 30, 1998 balance sheet. The Company's estimated share of drilling the third well is approximately $56,000. Management will decide what future development activity on the prospect will be undertaken by the Company based upon the results of the third exploratory well and further evaluation of the seismic data for that prospect area. Management anticipates that initial exploration drilling on the second prospect will commence during the third quarter of 1998.

The estimated annual cash expenditures for general and administrative expenses of the Company is anticipated to be approximately $135,000 and other capital costs associated with the existing properties may approximate $400,000. During the first half of 1998, operating expense, consisting primarily of general and administrative expenses was approximately $164,000, including non-cash equity compensation to officers and directors. The Company also had cash expenditures of approximately $45,000 for deferred offering costs for the offering described below, $65,000 for drilling costs and $155,000 for geophysical and lease extension costs, all of which were capitalized. At June 30, 1998 and as of August 10, 1998, the Company had approximately $ 111,000 and $6,000, respectively, in cash, compared to $425,000 at December 31, 1997.

The Company will need to raise additional financing in the third quarter and over the next twelve months to continue exploratory drilling and pay its general and administrative expenses. In May 1998, the Company commenced a public offering of a minimum of 300,000, up to a maximum of 3 million, common shares at $1.00 per share. The offering has not been completed as of the date of this report. Concurrent with the offering, the Company extended to September 1,1998, the expiration date for outstanding warrants pursuant to which holders may purchase up to 2,500,000 shares of common stock at $.20 per share. Additional outstanding warrants, which may be exercised to purchase of up to one million shares of common stock at $.60 per share and 180,000 shares at $.50 per share, expire October 31, 1998. The Company anticipates that at least a portion of outstanding warrants will be exercised by warrant holders. If all outstanding warrants are exercised, of which there is no assurance, the Company would receive a total of $1,190,000, $500,000 by September 1,1998 and an additional $690,000 by October 31, 1998, the dates of expiration. No assurances can be made as to whether any of the warrants will be exercised.

Unless a substantial portion of outstanding warrants are exercised, or at least the minimum offering is completed, the Company may be unable to cover anticipated general and administrative expenses and capital lease costs over the next twelve months, and the Company may be unable to participate in drilling additional exploratory wells. The Company plans to use the proceeds of the public offering and warrant exercises to participate in drilling natural gas wells on its prospects in the Sacramento Basin over the next one to three years, depending upon whether initial drilling is successful, future natural gas prices and other factors. When sufficient capital resources are available, the company will seek to acquire interests in other oil or natural gas properties. Management of the Company will continue to seek additional financing for the Company.

Until and unless wells are drilled and completed as successful natural gas producers or the Company acquires or develops other oil or natural gas production or reserves, the Company will have no production, no cash flow, and no oil or natural gas reserves.

The Company does not have any employees and uses consultants for matters pertaining to drilling, property evaluations and administration. The Company may hire employees during the next twelve months depending upon its success in developing production, cash flow and natural gas reserves

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           During the quarter ended June 30, 1998, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FAN ENERGY, INC.

Signatures                   Title                               Date
----------                   -----                               ----


/s/ George H. Fancher Jr.    Chief Operating Officer; and        August 14, 1998
-------------------------    Chairman of the Board
George H. Fancher Jr.


/s/ Rex Utsler               Chief Financial Officer             August 14, 1998
-------------------------
Rex Utsler