Form 10QSB
period 1998-09-30
FAN ENERGY INC
filed 1998-11-16
CIK 1057024

Quarterly Report For Small Business Issuers Subject
                     to the 1934 Act Reporting Requirements

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998

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

     $.01 par value common stock:10,051,705 shares as of September 30, 1998.

                                 FAN ENERGY INC.

                                   FORM 10-QSB
                                      INDEX


                                                                            PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

           Balance Sheets - September 30, 1998 and December 31, 1997           3

           Statements of Operations - Quarter ended and nine months ended

              September 30, 1998 and September 30, 1997                        4

           Statements of Cash Flows - Nine months ended September 30, 1998

              and September 30, 1997                                           5

           Notes to Financial Statements                                       6


         Item 2.    Management's Plan of Operation                             8



PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings                                         10

         Item 2.    Changes in Securities                                     10

         Item 3.    Defaults Upon Senior Securities                           10

         Item 4.    Submission of Matters to a Vote of Security Holders       10

         Item 5.    Other Information                                         10

         Item 6.    Exhibits and Reports on Form 8-K                          10

         Signatures                                                           10

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS
                                                                  September 30, 1998
                                                                     (Unaudited)       December 31, 1997
                                                                  ------------------   -----------------
CURRENT ASSETS

Cash .............................................................   $   353,560         $   424,717
                                                                      ----------          ----------
    Total Current Assets  ..........................................       353,560             424,717

UNDEVELOPED OIL AND GAS PROPERTIES ...............................     1,702,441           1,275,491

Accumulated valuation allowances .................................      (849,260)              --
NET CAPITALIZED PROPERTY COSTS ...................................       853,181           1,275,491

DEFERRED OFFERING COSTS ..........................................        57,029              10,383
                                                                      ----------          ----------

                                                                     $ 1,263,770         $ 1,710,591
                                                                      ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable .................................................   $    70,237         $     5,315
                                                                      ----------          ----------
   Total Current Liabilities .....................................        70,237               5,315
                                                                      ----------          ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock $.01 par value
    Authorized - 5,000,000 shares
    Issued - None
Common Stock, $.001 par value
    Authorized - 95,000,000 shares
     Issued and outstanding
     10,051,705 shares (1998) and
       7,771,704 shares (1997) ...................................        10,052               7,772
Additional paid-in capital .......................................     2,314,456           1,796,236
Deficit accumulated during the development stage .................    (1,231,475)           (199,232)
Additional paid-in capital stock options .........................       100,500             100,500
                                                                      ----------          ----------
                                                                       1,193,533           1,705,276
                                                                      ----------          ----------
                                                                       1,263,770           1,710,591
                                                                      ==========          ==========

                                        3


                                 FAN ENERGY INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                    Unaudited
                                                                                                                       Cumulative
                                                  Three Months Ended September 30   Nine Months Ended September 30    Amounts from
                                                  -------------------------------   ------------------------------   Jan. 1, 1997 to
                                                        1998             1997            1998           1997         Sept. 30, 1998
                                                        ----             ----            ----           ----         ---------------

REVENUES ......................................   $       --      $       --      $       --      $       --           $       --
                                                   -----------      ---------     -----------        --------          ----------



Impairment of Undeveloped Oil and Gas
 Properties ...................................        849,260            --           849,260            --                849,260

OPERATING EXPENSES

General and administrative expenses ...........         25,315          72,632         188,778          75,973              381,763
Interest ......................................           --              --              --              --                  6,247
                                                   -----------       ---------     -----------        --------          -----------
                                                        25,315          72,632         188,778          75,973              388,010
                                                   -----------       ---------     -----------        --------          -----------
OTHER INCOME

Interest ......................................          1,042           2,513           5,795           3,142                5,795
                                                   -----------       ---------     -----------        --------          -----------

NET (LOSS) ....................................   $   (873,533)   $    (70,119)     (1,032,243)        (72,831)          (1,231,475)
                                                   ===========       =========     ===========        ========          ===========

NET (LOSS) PER COMMON SHARE ...................   $       (.09)   $       (.01)           (.10)           (.01)                (.12)
                                                   ===========       =========     ===========        ========          ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING .....................     10,051,705      10,051,705      10,051,705      10,051,705           10,051,705
                                                   ===========       =========     ===========        ========          ===========

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                                        Cumulative
                                                                              For the nine months ended Sept. 30       Amounts from
                                                                              ----------------------------------     Jan. 1, 1997 to
                                                                                  1998                  1997          Sept. 30, 1998
                                                                                  ----                  ----         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) ..........................................................         $(1,032,243)         $   (72,401)         $(1,231,475)
Adjustments to reconcile net (loss)
     to net cash provided by operating activities ...................                --                   --                   --
Stock options .......................................................                --                   --                102,832
Valuation Allowances ................................................             849,260                 --                849,260
Stock for services ..................................................             107,500               50,000              157,500
Changes in assets and liabilities ...................................                --                   --                   --
    (Increase) in prepaid expenses ..................................                --                   (710)                --
    Increase in accounts payable ....................................              64,922                7,175               70,237
    (Increase) in deferred offering costs ...........................             (46,646)                --                (57,029)
                                                                              -----------          -----------          -----------
Net cash (used) provided by operating activities ....................             (57,207)             (15,935)            (108,675)
                                                                              -----------          -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES

    Cash paid for unproved oil and gas properties ...................            (426,950)            (360,000)          (1,402,441)
                                                                              -----------          -----------          -----------
Net cash (used) in investing activities .............................            (426,950)            (360,000)          (1,402,441)
                                                                              -----------          -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from sale of common stock ..............................                --                500,000            1,500,000
    Cash paid for offering costs ....................................                --                   (430)             (48,324)
    Proceeds from exercise of warrants ..............................             413,000                 --                413,000
                                                                              -----------          -----------          -----------
Net cash provided by financing activities ...........................                --                499,570            1,864,676
                                                                              -----------          -----------          -----------

NET (DECREASE) INCREASE IN CASH .....................................             (71,157)             123,635              353,560

CASH, BEGINNING OF PERIODS ..........................................             424,717                 --                   --
                                                                              -----------          -----------          -----------
CASH, END OF PERIODS ................................................         $   353,560          $   123,635          $   353,560
                                                                              ===========          ===========          ===========

FAN ENERGY INC.
(A Development Stage Company)
Notes to Financial Statements
Unaudited
September 30, 1998

The  accompanying   interim  financial  statements  of  FAN  Energy,  Inc.  (the
"Company") are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Registration Statement on Form SB-2 (File No. 333-47699) which became effective with the Securities and Exchange Commission on May 14, 1998. The current interim periods reported herein should be read in conjunction with the Company's registration statement subject to independent audit at the end of the year.

The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. At September 30, 1998, there were no cash equivalents.

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

Undeveloped oil and gas properties consist of leases and acreage acquired by the Company for its exploration and development activities as well as geophysical costs. The cost of these non-producing leases is recorded at the lower cost or fair market value. As of September 30, 1998, costs related to undeveloped oil and gas properties consists of costs incurred in conjunction with the Company's acquisition of the properties, dry hole costs, and geological and geophysical (seismic) costs. The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which requires that long-lived assets to be held and used by reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 has had an impact on the Company's financial statements, as the Company determined that an impairment loss of $849,260 needed to be recognized for applicable assets of continuing operations.

NET CAPITALIZED PROPERTY COSTS

The Company incurred $426,950 in lease payments, drilling, geological and geophysical costs during the nine months ended September 30, 1998. Also, during the period, the Company drilled and abandoned three wells in the Fiji prospect located in the southern part of the Sacramento Basin in California. As a result, management decided not to pursue further exploration and drilling in the Fiji prospect. The Company determined the fair market value of Fiji to be $100,000 based upon the value of the geologic, geophysical and seismic information obtained including leasehold interests owned by the Company. The cost of dry holes and geological studies since inception on Fiji was $691,589 and $949,260, respectively, as of December 31, 1997 and September 30, 1998. The total impairment on Fiji at September 30, 1998 was $849,260.

DEFERRED OFFERING COSTS

Deferred offering costs consist of costs incurred in connection with a proposed public offering of the Company's common stock. If the offering is successful, costs incurred will be charged against the proceeds of the offering. If the offering is not successful, costs incurred will be charged to operations.

NOTE 2 - STOCKHOLDERS' EQUITY

During September 1998, the Company received $413,000 in cash from the sale of 2,065,000 shares of common stock at $.20 per share from the exercise of outstanding warrants that expired September 1, 1998. Warrants with the right to purchase 435,000 common shares were not exercised and expired on September 1, 1998.

NOTE 3 - INCOME TAXES

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

NOTE 4 - (LOSS) PER COMMON SHARE

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

The Company has not generated revenue from operations during the first nine months of 1998 or during the previous two fiscal years. The Company plans to acquire a 20% working interest in oil and gas leases covering approximately 5,760 gross acres and 3,525 net acres in Horsethief Canyon in Sweetwater County, Wyoming. It also is attempting to sell its 25% working interest in oil and gas leases in the Bali and Fiji prospects in the Sacramento Basin of Central California. As of the date of this report, no production has been established on any of the Company's properties.

The Company has participated in drilling three unsuccessful exploratory wells on the Fiji prospect during 1998 and is attempting to sell its interest in the current Fiji leases. The Company's share of the cost of the first three wells which resulted in dry holes was approximately $185,500, and has been included in investment for undeveloped oil and gas properties on the September 30, 1998 balance sheet. Management decided not to pursue further exploration and drilling in the Fiji prospect and to record an impairment of $849,260. The Company determined the fair market value of Fiji to be $100,000 based upon the value of the geologic, geophysical and seismic information obtained including leasehold interests owned by the Company.

During October 1998, the Company participated in drilling an unsuccessful exploratory well on the Bali prospect which resulted in a dry hole cost of approximately $12,000. On November 5, 1998, the Company set production casing on a second well in the Bali prospect. Based on log calculations, the well encountered 22 net productive feet of 5'th Starkey sand and 11 net productive feet of Winters sand and the data indicates that the well should be a commercially productive natural gas well. Completion of this well should be finalized by December 1, 1998. Management has not determined the gas reserves for the well at this time.

In October 1998, the Company purchased a 20% working interest in the Horsethief Canyon prospect for $131,509. The Company plans to drill its first well in the prospect in November 1998.

The estimated annual cash expenditures for general and administrative expenses of the Company is anticipated to be approximately $220,000 and other capital costs associated with the existing properties may approximate $700,000. During the first nine months of 1998, operating expense, consisting primarily of general and administrative expenses were approximately $189,000, including non-cash equity compensation to officers and directors. The Company also had cash expenditures of approximately $57,000 for deferred offering costs for the offering described below, $188,000 for drilling costs and $239,000 for geophysical and lease extension costs, all of which were capitalized.

At September 30, 1998 and as of November 11, 1998, the Company had approximately $354,000 and $112,000, respectively, in cash, compared to $425,000 at December 31, 1997.

During September 1998, the Company received $413,000 in cash from the sale of 2,065,000 shares of common stock at $.20 per share from the exercise of outstanding warrants that expired September 1, 1998. Warrants with the right to purchase 435,000 common shares were not exercised and expired on September 1, 1998.

The Company will need to raise additional financing over the next twelve months to continue exploratory drilling and pay its general and administrative expenses. In May 1998, the Company commenced a public offering of a minimum of 300,000, up to a maximum of 3 million, common shares at $1.00 per share. The offering has not been completed as of the date of this report.

Concurrent with the offering, the Company extended to January 31, 1999, the expiration date for outstanding warrants pursuant to which holders may purchase up to 1,000,000 shares of common stock at $.60 per share and 180,000 shares at $
 .50 per share. The Company anticipates that at least a portion of outstanding warrants will be exercised by warrant holders. If all outstanding warrants are exercised, of which there is no assurance, the Company would receive a total of $690,000 by January 31, 1999, the date of expiration. No assurances can be made as to whether any of the warrants will be exercised.

Unless a substantial portion of outstanding warrants are exercised, or at least the minimum offering is completed, the Company may be unable to cover anticipated general and administrative expenses and capital lease costs over the next twelve months, and the Company may be unable to participate in drilling additional exploratory wells. The Company plans to use the proceeds of the public offering and warrant exercises to participate in drilling natural gas wells on its prospects in the Horsethief Canyon, Wyoming prospect over the next one to three years, depending upon whether initial drilling is successful, future natural gas prices and other factors. When sufficient capital resources are available, the company will seek to acquire interests in other oil or natural gas properties. Management of the Company will continue to seek additional financing for the Company.

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

           Exhibit 27--Financial Data Schedule.

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


FAN ENERGY, INC.

Signatures                   Title                               Date
----------                   -----                               ----


/s/ George H. Fancher Jr.    Chief Operating Officer; and      November 13, 1998
-------------------------    Chairman of the Board
George H. Fancher Jr.


/s/ Rex Utsler               Chief Financial Officer           November 13, 1998
-------------------------
Rex Utsler