Form 10KSB40
period 1998-12-31
FAN ENERGY INC
filed 1999-03-31
CIK 1057024

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    ------------

                          Commission File No. 333-47699

                                 FAN ENERGY INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


                 Nevada                                        77-0140428
      ------------------------------                     ---------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                      Identification Number)

1801 Broadway Suite 720, Denver, Colorado                   80202
-----------------------------------------                  --------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number:   (602) 483-8848

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

                     Common Stock (Par Value $.01 Per Share)
                     --------------------------------------
                                 Title of Class

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $ - 0 -

     As of December 31, 1998 the issuer had 10,051,705 shares of its $0.01 par value Common Stock issued and outstanding. As there is no public trading market for Registrant's securities, Registrant is unable to determine the aggregate market value of the common stock, the Registrant's only class of voting stock, held by nonaffiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


       Transitional Small Business Issuer Disclosure Format Yes[ ] No [X]

                                     PART I

     This Report on Form 10-KSB and documents incorporated herein by reference contain certain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995 which involve substantial risks and uncertainties. When used in this report and in other reports filed by the Company, the forward-looking statements are often identified by the use of such terms and phrases as "anticipates," "believes," "intends," "estimates," "plans," "expects," "seeks," "scheduled," "foreseeable future" and similar expressions. Although the Company believes the understandings and assumptions on which the forward-looking statements in this report are based are reasonable, the Company's actual results, performances and achievements could differ materially from the results in, or implied by, these forward-looking statements. Certain factors that could cause or contribute to such differences include those discussed in "Management's Plan of Operations" and elsewhere herein.

ITEM 1.   DESCRIPTION OF BUSINESS.

     (a) GENERAL DEVELOPMENT OF BUSINESS

     Fan Energy Inc. (the "Company") is an independent energy company engaged in the exploration and acquisition of crude oil and natural gas reserves.
Originally formed as an Idaho corporation in the early 1900s, the Company's predecessor was not successful in the exploration of mining properties. In 1988 the predecessor was merged into a newly-formed Nevada corporation as Eastern Star Mining, Inc. and it was inactive thereafter, with no assets or liabilities through the end of 1996. In early 1997 the corporation was reactivated when the holder of a majority of the outstanding Common stock transferred control of the inactive corporation. The transferee elected new directors and officers and caused the Company to effect a 10-into-1 reverse stock split. Thereafter, the Company raised capital through the sale of its securities and acquired an interest in its oil and gas properties for cash and Common stock. For a description of the transaction in which the Company acquired the properties, see
Item 2. "Description of Properties." The name of the corporation was changed to Fan Energy Inc. in December 1997. The Company conducted no business activities until 1998

     (b) NARRATIVE DESCRIPTION OF THE BUSINESS

     The Company intends to develop oil and natural gas properties in regions with known producing horizons, significant available undeveloped acreage and considerable opportunities to increase reserves, production and ultimate recoveries through exploratory and development drilling and acquisition of producing properties. The Company's present activities are focused in the Green River Basin in Wyoming and the Sacramento Basin in central California where its exploration prospects are located.

     The Company holds an approximately undivided 20% interest in a 5,760 acre prospect located in Sweetwater County, Wyoming. One exploratory well has been drilled on the prospect which has been completed as an apparent commercial oil and gas well. As of the date of this report the well was shut-in awaiting completion of a natural gas pipeline before production will be commenced. The operator of the well, Fancher Oil, LLC, owned by the Company's Chairman, plan to drill two or three development exploratory wells on this prospect in 1999.

Depending upon the success of the initial drilling, the market for natural gas, the availability of capital and other factors, as many as 8 to 18 wells may be drilled to fully test and exploit this prospect in the next one to three years. In addition, the Company has the right to participate with up to a 20% working interest in three additional prospects which Fancher Resources, LLC intends to explore in the vicinity of this prospect which could result in the drilling of up to three additional exploratory wells in 1999.

     The Company also holds an undivided 25% working interest in two exploratory prospects located in Yolo and Solano Counties in the Sacramento Basin near Sacramento, California which has been held for sale since late 1998. The prospects total approximately 25,520 gross acres. In 1998, the Company participated in drilling five exploratory wells on the property, one of which was completed as a producer. In 1998 the operator of the prospects, a nonaffiliated independent oil and gas company, and the Company, together completed a three dimensional seismic ("3-D Seismic") survey and identified several potential drilling sites. The initial three exploratory wells on one of the prospects and the first exploratory well on the other prospect, which the Company had a 6.25% working interest, were plugged and abandoned as dry holes in 1998. The fifth well, on the second prospect, was placed on production early in 1999. The Company is seeking to sell its interest in these two exploratory prospects in the Sacramento Basin.

     The Company intends to use its present cash assets, the proceeds from sale of the Sacramento Basin prospects and from a securities offering, and the anticipated proceeds from the exercise of outstanding stock purchase warrants to meet the capital requirements for exploration and development of its current properties and to acquire similar types of interests in other oil and natural gas properties in the United States and Canada.

     The Company presently has only limited reserves of oil or natural gas, limited production and no cash flow and it is anticipated that only limited revenue will develop when the two wells in which the Company holds an interest are placed in production during the first half of 1999. Unless the Company's exploratory drilling program is successful, and the Company participates in the development of reserves and production from this property, cash flow will not be significant. The Company does not serve as the Operator in its two present prospects. Because it is not the Operator, the Company is not generally in a position to make determinations with respect to where and when exploratory or other wells will be drilled, the timing of the drilling, the conduct of day-to-day activities and related management of the exploitation of the properties. However, in the Sacramento Basin prospects the Company, or any other owner of an undivided working interest, is authorized to propose certain exploration activities and to become the operator for that activity if the Operator declines to act. See "Item 2. Description of Properties."

Business Strategy

     Our intended strategy is to develop and increase oil and natural gas reserves, production and revenue for the Company and includes the following key elements.

     o Utilize State-of-the-Art Technologies. Certain of the Company's officers, directors and consultants have experience in utilizing 3-D Seismic data and related "state-of-the-art" technologies for analyzing oil and natural gas drilling and development opportunities. The Company intends to continue to analyze and review oil and natural gas prospects which the Company holds or acquires based on analysis of 3-D Seismic data and related technologies, including "amplitude versus offset" or "AVO" seismic analysis. The Company's efforts will be focused on improving drilling success rates and accelerating the development of oil and natural gas reserves.

     o Develop Drillsite Inventory. Our interests in the California and Wyoming prospects include an inventory of up to approximately 18 potential exploratory and development oil and natural gas wells, based on an initial review of the completed 3-D Seismic and the two successful wells drilled on the prospects. The Company also may participate in the drilling of three or more exploratory wells on nearby prospects which it has the right to acquire a 20% working interest. The Company believes that the present cash resources, proceeds from an anticipated securities offering and anticipated proceeds from the exercise of outstanding warrants will enable the Company to pay its anticipated share of drilling and completion costs for two to three exploratory wells on the these prospects. The Company also intends to continue to seek and acquire interests in other drilling prospects in the United States and Canada.

     o Acquire Interests in Producing Oil and Natural Gas Properties. The Company will continue to evaluate potential acquisitions of interests in producing and nonproducing oil and natural gas properties in the United States and Canada which may become available on terms which the Company believes will be attractive and which have the potential to add to our reserves and production through the application of lower risk exploitation and exploration techniques. These acquisitions would be subject to the availability of properties deemed suitable by the Board of Directors, availability of financial resources, location and other factors.

Acquisitions of Other Properties

     The Company does not presently intend to operate oil and gas properties, but instead will focus upon acquiring and holding properties which management of the Company believes, utilizing 3-D Seismic and other state-of-the-art technologies, have a good potential to develop significant oil or natural gas production and reserves. The Company presently has not identified any such properties for acquisition and it is not likely that additional properties will be acquired until the Company has attained additional capitalization, either with the proceeds of this Offering, the exercise of outstanding warrants or from other sources.

     The Company may evaluate and pursue acquisitions of interests in producing, exploratory or development oil and gas properties that meet the Company's selection criteria, including persons or entities with whom members of our management may have an affiliation or other relationship. The successful acquisition of such properties would require an assessment of potential reserves of oil or natural gas, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors beyond the Company's control. Such an assessment is necessarily inexact and its accuracy would be inherently uncertain. The Company intends that upon any such acquisition, management will perform a review of the subject properties generally consistent with industry practices. Such a review, however, would not reveal all existing or potential problems, nor would it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies or potential value. Inspections of the properties may not be performed and problems with existing properties may not be observable even in those cases where an inspection is undertaken. The Company may assume existing liabilities, including environmental liabilities, upon any such acquisition and would likely acquire interests in such properties on an "as is" basis.

     The Company's Chairman, George H. Fancher Jr., who has substantial experience as an operator of exploration and development of oil and gas properties for his own account, is the operator of the Company's Wyoming prospect and may be the operator of properties in which the Company acquires an interest. In such event, charges to the Company for such services will not exceed usual and customary charges to unaffiliated persons and will be at a rate no higher than operating charges made to any other participant in a given project.

Marketing of Production

     The price to be received by the Company for any oil and natural gas production which may be established on Company properties will depend upon numerous factors beyond the Company's control, including seasonality, the condition of the national and international economies, the availability of foreign imports, political conditions in other oil and natural gas producing countries, domestic governmental regulations, legislation and policies, decreases in the prices of oil or natural gas could have an adverse affect on the value of any reserves established by the Company and the Company's cash flow from any production which may be established. In February 1999, the price paid by natural gas purchasers in the Sacramento Basin of central California was approximately $1.80 per mcf and in the Green River Basin of southeastern Wyoming was approximately $1.50 per mcf. Such prices could be higher or lower at the time that any production from the Company's exploratory activities is available for sale, depending upon the above factors and other unforseen circumstances.

Competition

     The Company operates in the highly competitive areas of oil and natural gas exploration, exploitation, acquisition and production with other companies, many of which have substantially larger financial resources, operations, staffs and facilities. In seeking to acquire desirable producing properties or production, the Company faces intense competition from both major and independent oil and natural gas companies. The Company expects that the inventory of unproved drilling locations in the two prospects in which the Company has an interest will be the primary source of new reserves, production and cash flow during the next year. There can be no assurance that the two prospects will yield substantial economic returns. Failure of the two prospects to yield significant quantities of economically attractive reserves in production could have a material adverse impact on the Company's future financial condition and could result in a writeoff of a significant portion of its investment in the oil and gas properties.

     The Company's competitors include major integrated oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of its competitors are large, well established companies with substantially larger operating staffs and greater capital resources than the Company's and which, in many instances, have been engaged in the energy business for a much longer time than the Company. Such companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit. The Company's ability to acquire additional properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

Regulation

     Regulation of Oil and Natural Gas Production. The Company's oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state and local authorities and agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases the Company's cost of doing business and affects its profitability. Although the Company believes it is in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws.

     The states of California and Wyoming and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states also have statues or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells.

     Federal Regulation of Natural Gas. The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by the Company, as well as the revenues received by the Company for sales of such production. Since the mid-1980's, FERC has issued a series of orders that have significantly altered the marketing and transportation of natural gas. These orders mandate a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Certain aspects of these orders may be modified as a result of various appeals and related proceedings and it is difficult to predict the ultimate impact of the orders on the Company and others. Generally, the orders eliminate or substantially reduce the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation service, and has substantially increased competition and volatility in natural gas markets.

     The price which the Company may receive for the sale of oil and natural gas liquids would be affected by the cost of transporting products to markets. FERC has implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. The Company is not able to predict with certainty the effect, if any, of these regulations on any future operations. However, the regulations may increase transportation costs or reduce well head prices for oil and natural gas liquids.

     Environmental Matters. The Company's operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may(i) require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; (ii)limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and (iii) impose substantial liabilities for pollution resulting from the Company's operations. The permits required for various of the Company's operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, the Company is in substantial compliance with current applicable environmental laws and regulations, and the Company has no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on the Company, as well as the oil and natural gas industry in general.

     The Company may agree to indemnify sellers of properties purchased by the Company against certain liabilities for environmental claims associated with such properties. No assurance can be given that existing environmental laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not materially adversely affect the Company's results of operations and financial condition or that material indemnity claims will not arise against the Company with respect to properties acquired by the Company.

     The Comprehensive Environmental, Response, Compensation, and Liability Act ("CERCLA") and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring land owners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting the Company's operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

     The Company has acquired leasehold interests in numerous properties that for many years have produced oil and natural gas. Although the previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties. In addition, some of the Company's properties may be operated in the future by third parties over whom the Company has no control. Notwithstanding the Company's lack of control over properties operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, adversely impact the Company.

     NEPA. The National Environmental Policy Act ("NEPA") is applicable to many of the Company's planned activities and operations. NEPA is a broad procedural statute intended to ensure that federal agencies consider the environmental impact of their actions by requiring such agencies to prepare environmental impact statements ("EIS") in connection with all federal activities that significantly affect the environment. NEPA is a procedural statute only applicable to the federal government, and none of the Company's Sacramento Basin acreage is located on federal land. The Bureau of Land Management's issuance of drilling permits and the Secretary of the Interior's approval of plans of operation and lease agreements all constitute federal action within the scope of NEPA. Consequently, unless the responsible agency determines that the Company's drilling activities will not materially impact the environment, the responsible agency will be required to prepare an EIS in conjunction with the issuance of any permit or approval.

     ESA. The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. ESA provide for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to the Company's operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although the Company believes that its operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject the Company to significant expense to modify its operations or could force the Company to discontinue certain operations altogether.

Employees

     As of the date hereof, the Company had no employees. The Company's five directors and four part time consultants provide management and other services.

ITEM 2.   DESCRIPTION OF PROPERTY.

Principal Properties

     The Company holds interests in two wells and exploratory prospects in two geographical areas.

     Green River Basin. The Horsethief Canyon Prospect is a Frontier sandstone natural gas exploration prospect on the eastern flank of the Rock Springs Uplift of the Green River Basin in southwestern Wyoming. There are a number of gas fields that produce from the Frontier formation in the vicinity of this prospect. The Marianne Field, located 4 miles to the south, provided the analogy for the Horsethief Canyon Prospect. The average well in the Marianne Field had an initial production rate of 1640 MCFD with an ultimate recovery of 2.47 billion cubic feet of gas.

     The primary formations of interest in the Horsethief Canyon Prospect are the Second and Third Frontier sands at a depth of approximately 5500 feet. The Second Frontier in the prospect area has two zones which are present over a significant portion of the leasehold which are referred to as the "2D" and "2E" zones. These sands are present in four nonproducing wells drilled on the leasehold acreage in the 1970s and early 1980s. Based on log calculations of these wells and production tests on one of these wells, the Company believes this formation will yield commercial quantities of gas, using modern completion and production techniques. The Third Frontier formation is also considered to be potentially productive in the prospect area based on log and formation tests of these wells.

     In October 1998, the Company entered into an agreement with Fancher Resources, LLC, in which the Company acquired a twenty percent (20%) working interest in approximately 3,525 acres including seismic options, farmins and trades, hereinafter referred to as the Horsethief Canyon Prospect. Subsequently, a 5,760 acre Federal Exploratory Unit was formed and a 3D Seismic exploration program was completed. The Company then participated in the drilling of the H.C. Federal #30-12, centrally located in the prospect acreage. The well was completed as an apparent oil and natural gas producer in the 2D and 2E zones of the Second Frontier formation and is awaiting the installation of surface facilities and pipeline connection. The drilling confirmed the results of the 3-D Seismic and analysis of the older wells in the area. Production is expected to begin in the summer of 1999. A reserve study prepared by an independent petroleum engineer, projected this well to produce 1.2 BCF of natural gas and 60,000 bbls of oil over its lifetime.

     Presently, there are two proposed development locations to the west of the discovery well which are expected to find similar sands in a structurally higher position as encountered in the initial well, based on subsurface geology and the 3-D Seismic survey. These locations were classified as "probable" in the above reserve study. Drilling is scheduled to commence in May or June 1999. Fancher Oil LLC ("Fancher") is the designated Operator of this project and has between 27.5% and 55% working interest in the Federal Exploratory Unit. The Company's working interest in these development wells will range from 10% to 20%, depending on the location of the well. The Company has the right, but not the obligation, to participate for up to 20% of Fancher's working interest in any additional acreage or farmins that may be acquired by Fancher in the area of mutual interest (AMI) established for this prospect.

     Sacramento Basin. The Sacramento Basin is an asymmetrical trough roughly 160 miles long, 50 miles wide and up to 30,000 feet deep. Sacramento, California is located in the southern portion of the basin. The majority of the reserves in the basin are natural gas which occurs in sandstone reservoirs of Late Cretaceous, Paleocene and Eocene geologic ages. The productive sands are very porous and permeable, ranging in depth from 2000 to 8000 feet. It is generally assumed that the gas was generated from deeply buried Cretaceous shales during the early to mid Tertiary period when such shales reached depths of 12,000' or greater. Over time the gas migrated upward along geologic structures through faults and continuous sands where porosity and permeability allowed such migration. Most reservoirs appear to be water driven and are capable of producing at relatively high rates until the water production becomes excessive, resulting in termination of production of natural gas.

     The primary formations of interest in the Fiji and Bali Prospects include the Winters formation, the deepest and least explored, which ranges in depth from 6,000 to 8,000 feet. The Starkey formation is immediately above the Winters formation at depths ranging from 4,000 to 6,000 feet. The Mokelumme formation at a depth of 3,000 to 4,000 feet and the Domengine formation from 2,000 to 3,000 feet are the other areas of interest.

     In August 1997, the Company entered into an agreement with George H. Fancher Jr. pursuant to which the Company agreed to acquire Mr. Fancher's undivided 25% working interest in two exploratory gas prospects in the Sacramento Basin of central California. The Company completed this transaction in early November 1997 at which time Mr. Fancher assigned to the Company his interest in two Participation Agreements with Slawson Exploration Company, Inc. (the "Operator"), an unaffiliated independent oil and gas producing company. See "Certain Relationships and Related Party Transactions." Mr. Fancher reserved a 0.625% net overriding royalty interest in the properties conveyed to the Company. The Operator has a 11.5% working interest in both prospects and also holds a 3.5% overriding royalty interest in any properties acquired in the AMI (as described below). Four nonaffiliated independent oil and natural gas producing entities hold the balance of the working interest in the two prospects.

     Under the Participation Agreements, the Company is entitled to receive a 25% net working interest (approximately a 18.75% net revenue interest) in oil and natural gas leases and other property interests obtained by the Operator in two prospects, designated the "Fiji" prospect and the "Bali" prospect, included in an area of mutual interest defined in each Participation Agreement ("AMI"). The two AMIs total approximately 70 square miles and the Operator has obtained oil and gas leases or lease options totaling approximately 30,000 net acres on the two prospects. The Operator may continue to acquire additional lease acreage in the AMI. The Company is obligated to pay 33.75% of leasehold acquisition costs, oil and gas lease rentals and renewals, and costs incurred in connection with acquisition of 3-D Seismic data within the two AMI's surrounding the two prospects, for the Company's 25% working interest in the prospects. Each of the other four working interest owners (other than the Operator) also is required to pay a portion of expenses larger than its working interest. Through December 31, 1998 the Operator had incurred approximately $3.7 million for land acquisition and 3-D Seismic data expenses, of which the Company and its predecessor had paid approximately $1.25 million.

     The Operator holds title to all leasehold agreements, including oil and gas leases, farmin agreements or other leasehold acquisitions, beneficially for the Company and other participants in the prospects until such time as production is established. Therefore the Company does not anticipate that it will be a record holder of most of the acreage in which it holds an undivided beneficial interest. The Operator is also entitled to an additional fee from the Company of $2,500 per well commenced in either prospect. The Company is entitled, at its sole election, to decline to participate in any particular well proposed to be drilled by the Operator. If the Company should elect not to participate in a proposed well, it shall forfeit all of its interest in the leasehold and any agreements relating to the lands within in the revenue sharing unit for the proposed well. Once the land acquisition and 3-D Seismic acquisition is completed, the Operator will operate the exploration, development and exploitation activities under the terms of a standard Operating Agreement. The Company will generally be obligated to pay its portion of the expenditures incurred by the Operator in operating activities, including drilling expenses and similar expenditures and will be entitled to receive approximately 18.75% (the net revenue interest) of any production which might be obtained from the prospects (after provisions for land owner and overriding royalties).

Title to Properties

     The Company has the right to acquire from the Operator satisfactory title to all interest in the two prospects where it holds an interest in accordance with standards generally accepted in the oil and natural gas industry. The Company's properties will be subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. The remaining acreage is held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

Current Operations

     The Company plans to continue to participate in the development of the Horsethief Canyon Prospect located in Sweetwater County, Wyoming. Two development wells will be drilled in May or June of 1999 to confirm the results from the discovery well that was drilled and completed in December 1998. The well is currently shut-in pending connection to a natural gas pipeline that is located approximately four (4) miles to the west of the well location. Connection to the pipeline probably will not occur until after the drilling and completion of the two development wells.

     In addition, the Company has the right to participate in three additional prospects that Fancher Resources, LLC has developed in the vicinity of the Horsethief Canyon Prospect that could result in the drilling of three additional exploratory wells this year. These prospects are referred to as the Northeast Marianne, Southwest Marianne and Masterson Prospects. The Company has the right, but not the obligation, to participate for up to 20% of Fancher Resources, LLC's interest in these prospects, including acreage, farmins or trades. The primary objective of these prospects are the Second and Third Frontier sands with the Muddy, Dakota and Lakota formations as secondary objectives. Participation by the Company will depend upon the Company's available capital resources and drilling success in the initial wells.

     The Company intends to concentrate its activities to the drilling and acquisition of gas reserves primarily in the Green River Basin of southwestern Wyoming. The Company will actively seek opportunities that can provide long term, good quality reserves using technology to lower the risk and improve the recovery. There are no plans to participate in drilling any additional wells in the California prospects.

Acreage


     The following table sets forth, as of December 31, 1998, the gross and net acres of oil and natural gas leases which the Company beneficially holds or has the right to acquire.

Prospect Area                                                   Developed                        Undeveloped
-------------                                           ------------------------          ------------------------
                                                        Gross              Net             Gross              Net
                                                        -----              ---             -----              ---
Green River Basin:
   Horsethief Prospect ..........................        --                 --              3,525             705
Sacramento Basin:
   Bali Prospect ................................       160                 40             11,389           2,847
   Fiji Prospect ................................       - 0 -              - 0 -            6,748           1,687
                                                     --------           --------          -------           -----
         Total ..................................       160                 40             18,137           4,534

Reserves

     As of December 31, 1998, the Company had interests in two productive wells (.45 net wells) in two areas. The wells are operated by others under arrangements standard in the industry. The following is information about the reserves attributable to the Company's properties at December 31, 1998, as estimated by an independent petroleum engineer.

                                                                                                     Discounted
                                                               Net Gas            Net Oil           Present Value
                                                               -------            -------           -------------
Prospect                                                       (MMCF)              (MBO)               ($M)(1)
--------
Sacramento Basin .....................................        380  (2)               -                  467.9
Green River Basin ....................................        187.3(3)              9.5                 211.5
                                                              -----                 ---                 -----
         Total .......................................        567.3                 9.5                $679.4
----------------

(1) Present value of future net revenue, discounted at 10% before any related income taxes. Assumed product prices used were prices in effect in the areas at December 31, 1998 without escalation, net of heat content adjustments, gathering costs and compression charges, or $2.07 per mcf in the Sacramento Basin, $1.65 per mcf in the Green River Basin and $12 per barrel for oil in Wyoming. All prices were assumed to remain flat over the productive lives of the wells. Operating costs utilized were the actual costs for the wells without escalation.

(2) Includes one well which commenced production in January 1999 and one proved undeveloped (undrilled) well.

(3) Includes one proved nonproducing well. Does not include two potential wells assumed to be "probable" of future successful development.

Drilling Activity

     The  following  table   summarizes  the  Company's  oil  and  gas  drilling
activities for 1998.

                                                        Productive                       Nonproductive
                                                  -------------------------         --------------------------
Exploratory Wells Drilled                         Gross Wells      Net Well         Gross Wells       Net Well
-------------------------                         -----------      --------         ----------       --------
   Sacramento Basin, California..................      1             .25                4              .8125
   Green River Basin, Wyoming....................      1             .20                -                --

ITEM 3.   LEGAL PROCEEDINGS.

     No legal proceedings to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) PRINCIPAL MARKET OR MARKETS

     The Company's common stock is not listed on any exchange and there is no public trading market.

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of December 31, 1998, the Company had 10,051,705 shares of common stock outstanding, held by approximately 522 stockholders.

     (c) DIVIDENDS

     The Company has never declared or paid cash dividends on its common stock and anticipates that future earnings, if any, will be retained for development of its business.

     (d) RECENT SALES OF UNREGISTERED SECURITIES

     The following is information with respect to all unregistered securities sold by the Registrant within the past three years:

     (i) On December 15, 1996 the Registrant issued 636,700 shares of Common Stock, valued at $6,367 to an officer and director of the Registrant in satisfaction of an obligation owed by the Registrant to the officer for expenses of $6,367 advanced on behalf of the Registrant by such person. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act, as the person to whom the shares were issued, the President and a director of the Registrant, had full knowledge of the business and affairs of the Registrant, certificates representing the shares were marked with a restrictive legend and the shares were taken for investment.

     (ii) On June 2, 1997 the Registrant issued 2,500,000 shares of its Common Stock and 2,500,000 stock purchase warrants to eight non-U.S. citizens for $500,000 in a private transaction. Each of the warrants entitles the holder to purchase one additional share of Common Stock of the Registrant at an exercise price of $0.20 per share on or before June 2, 1998. No underwriter was involved in the transaction and there were no underwriting discounts or commissions. The issuance of the securities was exempt from registration under Rule 504 adopted under Regulation D of the Securities Act. Form D was filed by the Registrant.

     (iii) On August 29, 1997 the Registrant issued 2,250,000 shares of its Common Stock to George H. Fancher Jr. in connection with the acquisition by the Registrant of oil and gas properties. Upon issuance of the shares, certificates representing the shares were delivered to an escrow agent pending completion of the acquisition transaction. The acquisition transaction was completed on or about November 11, 1997 at which time the shares were delivered to Mr. Fancher. In the transaction, the Registrant received an assignment of Mr. Fancher's undivided interest in two natural gas exploration and development prospects located in the southern part of the Sacramento Basin in California. The
Registrant paid $907,951 in cash and issued the 2,250,000 shares of Common Stock, valued at $300,000, for the properties. The total of the cash and the stock is intended to be equal to Mr. Fancher's cost in acquiring and developing the property prior to transfer to the Registrant. No underwriter was involved in the transaction. The issuance of the securities to Mr. Fancher was exempt under
Section 4(2) of the Securities Act. Mr. Fancher acquired the securities for investment, certificates representing the securities were marked with a restrictive legend and stop transfer instructions were placed with the Registrant's stock transfer agent.

     (iv) On September 15, 1997 the Registrant issued 250,000 shares of its Common Stock to six persons for services valued by the Registrant at $50,000. Of the six persons, one is a Canadian attorney who received 25,000 shares for service as a director of the Registrant and for preparation of documentation for the Registrant in connection with the acquisition of oil and gas properties and advise to the officers concerning certain aspects of the acquisition. A second person, also a director at the time of issuance of the shares, was also the Secretary and Treasurer of the Registrant and received 50,000 shares. He provided financial and accounting services to the Registrant and maintained its books and records. Two of the persons, each of whom received 50,000 shares, have substantial experience in the oil and natural gas business and served as consultants to the Registrant in connection with the acquisition of the natural gas exploration properties. They reviewed in detail the geologic and related data available concerning the properties and advised the officers concerning the advisability of the acquisition. A third consultant also received 50,000 shares, and agreed in August 1997 to become a director of the Registrant at the time that the acquisition of the oil and gas properties was completed, he assisted the Registrant to prepare and document its financing and exploration plan and to evaluate and budget the plan of development of the natural gas exploration properties. Of the three consultants, two became directors in November 1997 and the third agreed to provide ongoing consulting services to the Registrant. The sixth person, who received 25,000 shares, is an employee of a business owned by the President of the Registrant and an administrative assistant to the President. This person provided office, administrative and stenographic services to the Registrant. Each of the persons to whom the shares were issued had full knowledge of the business and affairs of the Registrant, each signed a written investment letter which acknowledged the receipt of information concerning the Registrant and each agreed to hold the shares issued for investment purposes, the certificates representing the shares each bear a restrictive legend and stop transfer instructions were entered with the Registrant's stock transfer agent. No underwriter was involved in the transactions. Based on the foregoing facts, the issuance of the securities was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 adopted thereunder.

     (v) On October 31, 1997 the Registrant issued 2,000,000 shares of its Common Stock and warrants to purchase 1,000,000 shares of Common Stock to 10 non-U.S. citizens for $1,000,000. Each of the warrants entitles the holder to purchase one additional share of Common Stock at an exercise price of $0.60 per share on or before October 31, 1998. The Registrant issued cash finder's fees totaling $45,000 and issued warrants entitling the holders to purchase up to 180,000 shares of Common Stock at $0.50 per share to three nonaffiliated, non-U.S. citizen finders in connection with the transaction. The Registrant's President, William E. Grafham, participated in the private placement and purchased 200,000 shares and 100,000 warrants for $100,000. The issuance of the securities was exempt from registration pursuant to Regulation S adopted under the Securities Act. Each of the purchasers agreed that no sale of any of the securities would be made to any U.S. Person, as defined in Regulation S, except in compliance with the Securities Act.

     (vi) In September 1998, the Registrant issued 2,065,000 shares of its Common Stock to eight persons upon exercise of outstanding warrants originally issued June 2, 1997 (see Item 26(b) above). The warrants were exercised at $0.20 per share for total proceeds of $413,000. 435,000 unexercised warrants expired at the end of August 1998. No underwriter was involved in the transaction and there were not underwriting discounts or commissions. The issuance of the securities was exempt from registration under Section 4(2) of the Securities Act. Each of the persons exercising warrants acquired the securities for investment, certificates representing the securities were marked with a restrictive legend and stop transfer instructions were placed with the Registrant's stock transfer agent.

     (vii) Effective July 1, 1998, the Registrant issued 215,000 shares of its Common Stock to four officers and directors of the Registrant in consideration for services, valued at $43,000, provided to the Registrant through June 30, 1998. No underwriter was involved in the transaction. The issuance of securities to the individuals were exempt under Section 4(2) of the Securities Act. Mr. Fancher acquired the securities for investment, certificates representing the securities were marked with a restrictive legend and stop transfer instructions were placed with the Registrant's stock transfer agent.

     (e) PROCEEDS FROM SALE OF REGISTERED SECURITIES

     In 1998 the Company registered 3,000,000 shares of common stock for a contemplated public offering. None of the registered shares were sold and the Company received no proceeds from such offering.

     (f) THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless the Company can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that the Company's securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in the Company's securities may be required to provide additional information related to their fitness to trade the Company's shares. Also, there is the requirement of a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. Further, a broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. These requirements present a substantial burden on any person or brokerage firm who plans to trade the Company's securities and would thereby make it unlikely that any liquid trading market would ever result in the Company's securities while the provisions of this Act might be applicable to those securities.

     (g) BLUE SKY COMPLIANCE

     The trading of penny stock companies may be restricted by the securities laws ("Blue Sky" laws) of the several states. Management is aware that a number of states currently prohibit the unrestricted trading of penny stock companies absent the availability of exemptions, which are in the discretion of the states' securities administrators. The effect of these states' laws would be to limit the trading market, if any, for the shares of the Company and to make resale of shares acquired by investors more difficult.

ITEM 6.           MANAGEMENT'S PLAN OF OPERATION

     In the following discussion we are providing an analysis of our financial condition and the Plan of Operation during the next year. This discussion should be read in conjunction with our financial statements and the notes thereto. Certain matters discussed below are based on potential future circumstances and developments which we anticipate or expect, but which cannot be assured. Such forward-looking statements include, but are not limited to, our plans to conduct drilling operations, trends in the results of our operations, anticipated rates of production, natural gas and oil prices, operating expenses and our anticipated capital requirements and capital resources. The actual results which we achieve in our operations could differ materially from the matters discussed in the forward-look statements.

     We have not generated revenue in either of the last two fiscal years. We plan to generate revenue, commencing in the first quarter of 1999, when we begin to sell natural gas produced from the first of two successful exploratory wells which we drilled in 1998. The producing natural gas well in the Bali prospect in the Sacramental Basin of central California and our interest in the surrounding unexplored acreage is being held for sale. Pending any sale of those properties, we will continue to receive revenue from production from this well. The successful well in the Horsethief Canyon prospect is not expected to begin producing natural gas and oil until the summer of 1999, assuming that the two additional wells to be drilled on the prospect have been completed by that time.

     In 1998 we did additional geological and geophysical testing and participated in drilling three unsuccessful exploratory wells on our Fiji prospect for a net cost of approximately $244,000. Based on the results of these three unsuccessful wells, at the end of 1998 we elected to discontinue further drilling.

     Also in 1998 we participated in drilling an unsuccessful exploratory well on the Bali prospect, in which we had a 6.25% working interest, resulting in dry hole costs of approximately $12,000. A second exploratory well in which we hold a 25% working interest was drilled and completed as a successful natural gas well. As stated above, production from this well began in the first quarter of 1999. We expended approximately $89,000 in drilling and completion costs for the well. Because of the limited drilling success on the Bali prospect, we decided not to participate in drilling any additional wells and to attempt to sell our interests in this prospect and in the nearby Fiji prospect.

     On October 1, 1998, we entered into a participation agreement with Fancher Resources, LLC under which we acquired a 20% working interest in the Horsethief Canyon prospect. We paid approximately $131,000 representing our agreed share of acquisition and 3-D Seismic evaluation expenses incurred in assembling the prospect. We participated in drilling the initial well on this prospect and incurred approximately $86,000 in drilling and completion costs. As stated above, we anticipate at least two and as many as 17 additional wells may be drilled on the prospect, of which at least two will be drilled in 1999. Our anticipated drilling and completion expenses on the next two wells is anticipated to be approximately $160,000. We also have the option to acquire a 20% working interest in three additional exploratory natural gas drilling prospects generated by Fancher Resources, LLC near the Horsethief Canyon prospect. Our participation in drilling those prospects will be determined by availability of capital resources.

     Because we decided to discontinue further exploration of our Bali and Fiji prospects due to the nondiscovery of proven reserves, we took a non-cash impairment charge totaling approximately $1.25 million at the end of 1998. As a result of this charge, the book value of our oil and natural gas properties was reduced to the approximate amount of the present value of the oil and natural gas reserves on these properties.

     We estimate that general and administrative expense will be about $150,000 in 1999. Other capital costs associated with participation in acquiring, exploring and drilling of the Horsethief Canyon and nearby prospects will be at least $250,000 and could be as much as $700,000, depending on such factors as the success of initial drilling efforts, decisions by the Operator to conduct additional exploratory drilling and related factors. In 1998 we incurred general and administrative expenses of approximately $199,000 which included non-cash equity compensation to officers and directors of $43,000 and approximately $57,000 for deferred offering costs related to the offering described below which we charged to expense at the end of 1998. We also expended a total of approximately $673,000 in acquisition, exploration and drilling expenses on the Fiji, Bali and Horsethief Canyon prospects as described above.

     At December 31, 1998 we had approximately $15,000 in cash, compared to $425,000 at December 31, 1997. In September 1998 we received $413,000 in proceeds from the exercise of 2,065,000 warrants to purchase common stock at $0.20 per share held by eight warrant holders. Warrants to purchase an additional 435,000 shares of common stock were not exercised and expired. We anticipate that our revenue from the production of the one producing natural gas well on the Bali prospect will be approximately $7,500 to $9,000 monthly during 1999, depending upon the production rates and applicable natural gas prices. We have not raised any additional cash from any source. We will require additional capital resources in order for us to complete the 1999 drilling and exploration activities described above and to pay our ongoing operating expenses.

     In May 1998 we commenced a public offering in which we offered up to a maximum of 3,000,000 common shares at $1.00 per share. No shares were sold and expenses incurred in connection with the offering during 1998 were expensed at year end. In January 1999, we decided to revise the offering and reduce the offering price to $0.30 per share, which offering is expected to recommence during the second quarter of 1999. We also extended to July 31, 1999 the expiration date for outstanding warrants entitling the holders to purchase up to 1,180,000 shares of common stock. We plan to reduce the exercise price for these warrants to $0.30 per share. We are anticipating that at least a portion of these outstanding warrants will be exercised by the warrant holders. If all the warrants are exercised, of which there is no assurance, we would receive approximately $354,000 by July 31, 1999, the date when the warrants will expire unless they are again extended. If all the warrants should be exercised, the proceeds to the Company would enable the Company to pay its anticipated operating expenses and to participate in the drilling of at least two exploratory wells in 1999. If the Company amends the terms of its public offering and completes the sale of at least 400,000 shares, the anticipated minimum amount of the offering, the Company would receive gross proceeds of approximately $120,000. We can make no assurances as to whether any of the warrants will be exercised or whether we will be able to successfully complete any portion of our anticipated offering.

     Unless a substantial portion of the outstanding warrants are exercised or at least the minimum offering in the anticipated offering is completed or we sell our interests in the Bali and Fiji prospects, we do not believe that our available cash will be sufficient to pay all of our anticipated general and administrative expenses, capital lease costs and anticipated drilling expenses over the next 12 months. As a result we may be unable to participate in drilling any additional exploratory or development wells on the Horsethief Canyon prospect or other nearby prospects. If we are able to raise additional capital we will use the proceeds to pay our ongoing operating expenses and to participate in additional drilling. To fund the anticipated near term capital shortfall, we may accept loans from management or other affiliates. Assuming sufficient capital resources become available, we will continue to seek to acquire interests in other oil or natural gas properties.

     We do not have any employees and instead we use consultants for matters pertaining to drilling, property evaluations and administration. We do not presently contemplate hiring employees during the next 12 months.

     Year 2000 Considerations. We have considered the impact of Year 2000 issues on our computer system and applications and developed a remediation plan. Because we are a small company and use computer systems and applications owned by our consultants, we do not anticipate that we will incur any material costs in remediating potential Year 2000 problems. We did not incur any expenses for such purposes in 1998. The Company's consultants have confirmed to the Company that Year 2000 issues will be detected and remediated by the middle of 1999. We are unable to assess whether Year 2000 issues may affect others in the oil and gas industry with whom we may have operating agreements or other arrangements, such as oil or gas purchasers, pipeline operators, drilling contractors, governmental agencies or others. Problems experienced by such other entities could adversely affect our business.

ITEM 7.   FINANCIAL STATEMENTS.

     The complete financial statements are included at Item 13 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company had no disagreements on accounting and financial disclosures with its independent auditors during the reporting period.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. Each director has served since 1997 except Mr. Cloudy, who became a director April 9, 1998. Each serves until the next annual meeting of stockholders.


Names of Executive
Officers and Directors                        Age      Position
----------------------                        ---      --------
George H. Fancher Jr. ..................       59      Chairman of the Board, Chief Operating
                                                       Officer and Director
William E. Grafham......................       61      President, Chief Executive Officer and Director
Jeffrey J. Scott........................       36      Vice President and Director
Rex L. Utsler ..........................       53      Vice President and Director
George A. Cloudy .......................       64      Director
Albert A. Golusin.......................       44      Secretary and Treasurer

     George H. Fancher Jr. Mr. Fancher has been a self employed independent oil producer, operator and consultant in the Rocky Mountain Area since 1969, doing business as Fancher Oil Company since 1980. He was employed by Chevron as a Petroleum Engineer, in Casper, Wyoming, and Denver, Colorado from 1962 until 1966. In 1966, he joined Ball Brothers Research Corporation in Boulder, Colorado, followed by two years with an independent oil company before forming Smith-Fancher, independent producers in the Rocky Mountain and Mid-Continent regions. In 1980, he formed Fancher Oil Company and has operated as a sole proprietor since that time.

     George Fancher has been a director of the Independent Petroleum Association of America (IPAA), the Independent Petroleum Association of Mountain States
(IPAMS) and the Rocky Mountain Oil and Gas Association (RMOGA). He is a registered Petroleum Engineer and a member of the Society of Petroleum
Engineers. He has served on the Crude Oil Policy Committee, Improved Oil Recovery Task Force Committee, and Public Lands Committee of the IPAA. He is also a member of the Liaison Committee of Cooperating Oil and Gas Associations, and currently is the past Chairman of the Rocky Mountain Producers Advisory Group and was on the Board of Directors of the Petroleum Technology Transfer Council (PTTC).

     William E. Grafham. Mr. Grafham has an investment banking background having worked for two major national Canadian Brokerage houses from 1963 until 1977. In 1977 he established operating companies representing West German partnerships investing in natural resources. Offices were set up in Calgary, Alberta; Denver, Colorado; and Vancouver, BC. The Calgary and Vancouver operating companies were eventually merged into larger entities; while the main assets of the Denver operation were sold in 1988.

     Since 1988 Mr. Grafham, a private investor, has participated in the formation of a number of businesses investing in technology, oil and gas, precious metals and mining, and real estate. Most of these investments have resulted in the companies going public, with involvements in a number of countries. Mr. Grafham has been active as a director in various companies during the last five years. He is currently a director or officer of the following publicly-traded companies which trade on Canadian exchanges:

Company                             Public Exchange             Type of Business
-------                             ---------------             ----------------

Jerez Energy International, Inc.    Alberta Stock Exchange      Oil and gas
Walking Bear Resources Inc.         Alberta Stock Exchange      Oil and gas
Tellis Gold Mining Company Inc.     Vancouver Stock Exchange    Technology

     Jeffrey J. Scott. Mr. Scott is currently President and Chief Operating Officer of Calgary-based Jerez Energy International Inc. Jerez is a Canadian international oil and gas exploration and development company focused in West Africa. He has held this position since May 1995. Mr. Scott is also Vice President of Operations of Postell Energy Co. Ltd., a privately held Canadian oil and gas company. He has held this position since 1986. Mr. Scott is a graduate of the University of Calgary and has been active in the oil and gas industry since 1979 and has experience in the areas of production, operations and management. He is also a director of Petro Well Energy Services, Inc., a public company which owns oil service rigs.

     Rex L. Utsler. Mr. Utsler has over twenty years of executive management experience in the energy and retail services industries. From 1971 to 1980, Mr. Utsler was employed by Western Crude Oil Inc., a large independent crude oil transportation and marketing company in various senior management and executive positions. In 1980, he founded Bountiful Corporation, a company that specialized in the purchasing, transportation and marketing of crude oil and served as president and chief executive officer from 1980 to 1988. Mr. Utsler has been President of Grease Monkey Holding Corporation, a public company specializing in automotive services, since September 1998. Mr. Utsler also served as President and Chief Executive Officer of Grease Monkey Holding Corporation from 1991 to 1997.

     George A. Cloudy. Mr. Cloudy has been engaged in the oil exploration business since 1956. After graduating from Montana School of Mines with an engineering geology degree, petroleum option, he worked for G.S.I., a division of Texas Instruments as a geophysicist from 1956 until 1965.

     In 1965 he was a co-founder of Digicon Inc., now Veritas DGC. From 1965 to 1994 he served in various capacities as Vice President, North and South America; Executive Vice President, Europe, Africa and the Far East; President, Digicon Geophysical Corp., and Vice President of Research. He was a director from 1965-1991. He served as chief geophysicist and exploration coordinator of Oil Quest Inc. from 1995 to 1997. He is now an individual investor.

     Mr. Cloudy is a member of the Society of Exploration Geophysicists, a registered geologist (California) and a registered professional geophysicist, Alberta, Canada (APEGGA).

     Albert A. Golusin. Mr. Golusin has been a Certified Public Accountant since 1981. From 1985 to 1992, Mr. Golusin was the Controller of a public company called N-W Group, Inc. which later became Glenayre Electronics. He was responsible for assisting in the public reporting to regulatory agencies in the United States and Canada for the company. From 1993 to the present, Mr. Golusin has consulted to companies in the process of becoming publicly traded. He shares an office with Arizona Corporate Management, Inc. in Scottsdale, Arizona.

Consultant

     Adrian H. Goodisman. Mr. Goodisman has 13 years of exploration and production experience primarily in the U.S. and Western Canada, as well as international experience in the UK, Egypt, Australia and Japan. He is a petroleum engineer and has gained technical excellence in field exploitation, acquisition/divestment's, reserve determinations and economic evaluations. He has a Bachelor of Science (honors) degree in mathematics from the University of Salford, UK and a Master of Science degree in petroleum engineering from the University of Texas at Austin. Mr. Goodisman is also actively involved with the Society of Petroleum Engineers (SPE) and is presently on the SPE National Membership Committee, and a director of the Gulf Coast (Houston) Section. For the 1995/96 year, he served as Chairman of the Board of Directors for the SPE Canadian Section.

     COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

     Not applicable.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company for the two fiscal years ended December 31, 1997 and 1998 (there was no compensation in prior years) of the chief executive officer at December 31, 1998 and all officers and directors, as a group.


                              Summary Compensation Table
                                                                               Long Term
                                                                              Compensation
                                                Annual Compensation          -------------
                                       -------------------------------------   Securities
Name and Principal                                              Other Annual    Underlying   All Other
Positions at 12/31/98                  Salary       Bonus       Compensation    Options    Compensation
---------------------                  ------       -----       ------------    -------    ------------
William E. Grafham, President
         1997 ......................    - 0 -       - 0 -           - 0 -       200,000        None
         1998 ......................    - 0 -       - 0 -         10,000(1)       --           None

All officers and directors,
as a group (five persons)
         1997 ......................  $ 10,027(2)   - 0 -       $ 30,000(3)     800,000        - 0 -
         1998 ......................  $ 30,000(2)   - 0 -       $ 43,000(4)     100,000        - 0 -

------------------

     (1) Includes 50,000 shares of common stock, valued at $10,000, issued for services as an officer and director.
     (2) Paid to Albert A. Golusin, Secretary, for services as a consultant.
     (3) Includes 150,000 shares of common stock, valued at $30,000, issued to three persons for services as officers, directors and representatives of the Company.
     (4) Includes 215,000 shares of common stock, valued at $43,000, issued to five persons for services as officers, directors and representatives of the Company.

     The Company has an agreement to pay Albert A. Golusin a monthly retainer of $2,500, as a consultant, for part time accounting, financial reporting and corporate secretarial services. In addition, Mr. Golusin received 15,000 shares of Common stock on July 1, 1998 for services he provided to the Company through June 30, 1998.

Value of Options at December 31, 1998

                                              Aggregate Fiscal Year End Option Values
                                    -------------------------------------------------------------
                                        Number of Securities             Value of Unexercised
                                      Underlying Unexercised             In-the-Money Options
                                    Options at Fiscal Year End            at Fiscal Year End
                                     Exercisable/Unexercisable        Exercisable/Unexercisable(1)
                                    ---------------------------        ---------------------------
William E. Grafham.............               200,000/ --                     $ -- / --
All officers and directors
 as a group....................               850,000/50,000                  $ -- / --
----------------------

     (1) Because there is no trading market, the estimated value is based on the last price paid for common stock of the Company of $0.20 of the Company's common stock, less the exercise price of the options.

Option Grants in the Last Two Fiscal Years

     The Company granted options during 1997 and 1998 to the following officers and directors:

                                                          Percent of Total
                                    Number of Shares      Options Granted        Exercise Price         Expiration
Name                               Underlying Options       During Year              ($/sh)                 Date
----                               ------------------      -------------            --------               -----
1997:
William E. Grafham..............       100,000(1)              12.3%                 $0.22                07/02/02
President                              100,000(2)              12.3%                 $0.35                10/30/07
George H. Fancher Jr. ..........       250,000(2)              30.1%                 $0.35                10/30/07
Rex L. Utsler ..................       100,000                 12.3%                 $0.35                10/30/07
Jeffrey J. Scott ...............       150,000                 18.5%                 $0.35                10/30/07
Albert A. Golusin ..............        30,000(1)               3.7%                 $0.20                07/02/07
                                        70,000                  8.6%                 $0.35                10/30/07
1998:
George A. Cloudy ...............       100,000(1)               100%                 $0.50                04/30/08
----------------------

     (1) These options become exercisable as to one-half of the shares six months from the date of grant (July 1, 1997 for Messrs. Grafham and Golusin, and April 9, 1998 for Mr. Cloudy) and as to the balance, six months thereafter. All other options are presently exercisable.

     (2) The options are nonstatutory ("nonqualified") options. All other options are intended to be incentive stock options under Section 422A of the Internal Revenue Code of 1986.

Stock Option Plan

     The Company has adopted its 1997 Statutory and Non-Statutory Incentive Stock Option Plan ("Plan") which authorizes the Company to grant incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, and to grant nonstatutory stock options. The Plan relates to a total of 1,000,000 shares of Common stock. Options relating to 910,000 shares have been issued and are outstanding and all are presently exercisable. The options are exercisable at $0.20 per share for 30,000 shares, $0.22 per share for 100,000 shares, $0.35 per share for 680,000 shares and $0.50 per share for options to purchase 100,000 shares granted to George A. Cloudy in April 1998 at the time he joined the Board of Directors. The outstanding options must be exercised within 10 years from the date of grant and no later than three months after termination of employment or service as a director, except that any optionee who is unable to continue employment or service as a director due to total and permanent disability may exercise such options within one year of termination and the options of an optionee who is employed or disabled and who dies must be exercised within one year after the date of death.

     The Plan requires that the exercise prices of options granted must be at least equal to the fair market value of a share of Common stock on the date of grant, provided that for incentive options if an employee owns more than 10% of the Company's outstanding Common stock then the exercise price of an incentive option must be at least 110% of the fair market value of a share of the Company's Common stock on the date of grant, and the maximum term of such option may be no longer than five years. The aggregate fair market value of Common stock, determined at the time the option is granted, for which incentive stock options become exercisable by an employee during any calendar year is limited to $100,000.

     The Plan is to be administered by the Company's Board of Directors or a committee thereof which determines the terms of options granted, including the exercise price, the number of shares of Common stock subject to the option, and the terms and conditions of exercise. No option granted under the Plan is transferrable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by such optionee.

Compensation of Directors

     The Company does not pay cash compensation to directors. Four of the directors of the Company were issued 50,000 shares of restricted Common stock of the Company on July 1, 1998 as compensation for services furnished to the Company as an officer or director through June 30, 1998. The Company has granted each of the four directors options to purchase shares of Common stock at $0.35 per share, as shown in the table above. The options were granted under the Plan and must be exercised within 10 years from the date of grant. George A. Cloudy received an option to purchase up to 100,000 shares at $0.50 per share in April 1998. The option became exercisable as to half of the shares six months after the date of grant and the balance will become exercisable one year from the date of grant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 1, 1999, certain information with respect to the beneficial ownership of the Company's Common stock by (i) each director and officer of the Company, (ii) each person known to the Company to be the beneficial owner of 5% or more of the outstanding shares of Common stock, with such person's address, and (iii) all of the directors and executive officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.

                                                                        Shares beneficially
                                                                    owned prior to offering(1)
Name of Beneficial Owner                                           ---------------------------
or Name of Officer or Director                                         Number        Percent
------------------------------                                         ------        -------
William E. Grafham, Director................................         943,568(2)        10.5%
Grandview Condominiums #412
Seven Mile Beach
Grand Cayman, BWI

George H. Fancher Jr., Director...............................     3,050,000(3)        35.2%
1801 Broadway, Suite 720
Denver, Colorado 80202



                                                                        Shares beneficially
                                                                    owned prior to offering(1)
Name of Beneficial Owner                                           ---------------------------
or Name of Officer or Director                                         Number        Percent
------------------------------                                         ------        -------
Rex L. Utsler, Director ......................................       300,000(4)        4.4%

Jeffrey J. Scott, Director ...................................       250,000(5)         2.5%

George A. Cloudy, Director ...................................       100,000(6)          --

Albert A. Golusin, Secretary and Treasurer ...................       215,000(7)         2.4%

David Grafham ................................................       650,000            8.0%
1307 West 8th Avenue
Vancouver, B.C.
Canada V5H 3W4

Roger Duffield................................................       400,000            5.0%
c/o  Euro Bank Corporation
5th Floor, Anderson Square
Grand Cayman, BWI(8)

Euro Securities Ltd. .........................................       650,000            8.0%
c/o  Euro Bank Corporation
5th Floor, Anderson Square
Grand Cayman, BWI(8)

Linda Kemble .................................................       650,000            8.0%
#59 Temple Hill Dr. N.E.
Calgary, Alberta
Canada T1Y 404

Don Stewart ..................................................       738,000(9)         9.0%
P. O. Box 245
Grand Cayman, BWI(8)

Susan Scott ..................................................       415,000(11)        5.2%
#2 2109 4th Avenue, N.W.
Calgary, Alberta, Canada T2N 0N6

Alex Whiteside................................................       405,000(10)        5.1%
1530--1001 13 Avenue, S.W.
Calgary, Alberta, Canada T2R 0L5

All officers and directors as a group (6 persons) ............     4,663,568(12)       49.1%
----------------------

     (1) All securities are owned directly and beneficially unless otherwise noted. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common stock subject to options and warrants currently exercisable or exercisable within 60 days of March 1, 1999 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity.
     (2) Includes 300,000 shares of Common stock underlying presently exercisable options and warrants.
     (3) Includes 250,000 shares underlying presently exercisable stock purchase warrants and options. In addition, the Company will be required to issue and deliver to Mr. Fancher an additional 500,000 shares of Common stock if the Company receives gross revenue from its interest in the Bali and Fiji prospects at least equal to all direct costs incurred in acquiring the prospects, and drilling the wells, including cash amounts paid to Mr. Fancher at the time of acquisition. See "Certain Transactions."
     (4) Includes 200,000 shares of Common stock underlying presently exercisable stock purchase options and warrants
     (5)  Includes  presently  exercisable  options  to  purchase  up to 150,000 shares.
     (6) Includes 100,000 shares underlying presently exercisable stock purchase warrants.
     (7) Includes 100,000 shares of Common stock underlying presently exercisable options and stock purchase warrants.
     (8) Euro Securities Ltd. is controlled by Euro Bank, a bank in Georgetown, Grand Cayman Island, British West Indies, of which Don Stewart is a director. Mr. Stewart has no other relationship with, or control over, Euro Securities Ltd.
     (9) Includes 88,000 shares of Common stock underlying presently exercisable stock purchase warrants.
     (10) Includes 135,000 shares of Common stock underlying presently exercisable stock purchase warrants.
     (11) Includes 100,000 shares of Common stock underlying presently exercisable stock purchase warrants.
     (12) Includes 172,000 shares of Common stock underlying presently exercisable stock purchase warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

     On October 31, 1997 the Company sold 2,000,000 shares for $1,000,000 and paid finder's fees and related offering costs of $47,894 and issued warrants to purchase an additional 1,180,000 shares on or before October 31, 1997 to 11 non-United States persons or entities pursuant to Regulation S adopted under the Securities Act. William E. Grafham, the Company's President, a citizen of Canada and a resident of Grand Cayman, BWI, purchased 200,000 shares and 100,000 warrants for $100,000. The shares are restricted from transfer except in accordance with applicable United States' laws and the purchasers each agreed to resell the securities to a "U.S. Person" as defined in Regulation S, only in accordance with applicable laws. All of the Common stock and the shares underlying the warrants, other than the shares and warrants held by Mr. Grafham, have been registered for resale by the holders. The Company reduced the exercise price for the warrants to $0.30 per share ($354,000 upon exercise of all warrants) and extended the expiration to July 31, 1999.

     On November 11, 1997 the Company completed the acquisition of a 25% working interest in the Fiji and Bali natural gas exploration and development prospects in California from George H. Fancher Jr., subject to a net .625% overriding royalty interest retained by Mr. Fancher. The prospects together totaled over 30,000 acres and are located in the southern part of the Sacramento Basin. See "Business--Principal Properties." The Company paid $907,951 in cash and issued 2,250,000 shares at a deemed value of $300,000 for the property. Mr. Fancher acquired the interests in the properties early in 1997 and incurred approximately $1,208,000 for acquisition of his interest in the properties and payment of his portion of exploration and leasehold costs and expenses before transfer to the Company. The Company also paid $6,247 to Mr. Fancher representing interest on a portion of Mr. Fancher's cost between the time that the agreement to acquire the properties was made and the date of completion of the transaction As additional consideration, the Company agreed to issue 500,000 additional restricted shares to Mr. Fancher if the gross revenue received by the Company from the prospects is at least equal to all direct costs of the Company associated with acquiring the interest in the prospects and exploration, drilling and other related expenses by December 31, 1999. At December 31, 1997 the Company had incurred direct costs of approximately $1,275,000, including the payments to Mr. Fancher. Prior to the acquisition, Mr. Grafham and consultants retained by the Company reviewed the available geologic data on the properties and negotiated the purchase price based on the perceived value of the properties as assembled by the Operator, the acquisition and exploration expenditures on the properties and the lack of a public market for the Company's shares. Mr. Fancher agreed to become a director of the Company following completion of the transaction.

     The Company paid $8,000 in 1997 and $24,000 in 1998 to Arizona Corporate Management, Inc., a corporation owned by William E. Grafham, as reimbursement for office and related expenses and for rent. The Company has a month-to-month agreement to pay $2,000 per month to the corporation for office space, use of certain office equipment and for limited administrative services. The Company also has an arrangement with George H. Fancher Jr., pursuant to which Fancher Oil Company was paid $2,000 in 1997 and $24,000 in 1998 and will be paid $2,000 per month in the future for office facilities, use of certain office equipment and limited administrative and technical support.

     On July 1, 1998, the Company issued 215,000 shares to five officers, directors and consultants for services rendered through June 30, 1998.

     On an agreement dated October 1, 1998, the Board of Directors, with Mr. Fancher abstaining, approved a transaction in which the Company acquired an undivided 20% working interest (16% net revenue interest) in Fancher Resources, LLC's approximately 3,525 acre Horsethief exploration prospect located in Sweetwater County, in the Green River Basin of southwestern Wyoming. The Company agreed to pay 24% of all costs incurred in acquiring the initial well and in acquiring, processing and interpreting the 3-D Seismic data and drilling of the initial well through the casing point for a 20% working interest, which was equivalent to the rate paid by the nonaffiliated participate in the project. Under the agreement the Company reimbursed Fancher Resources, LLC $131,000 as acreage acquisition and seismic survey expenses and approximately $104,000 as the Company's share of drilling and completion costs in the initial exploratory well. Fancher Resources, LLC holds a 55% working interest in the prospect and earns operating fees, standard in the area, from the other working interest owners. The Company also has the right to participate on an equivalent basis in four other exploratory oil and natural gas prospects being assembled by the operator in the area near the Horsethief prospect.

     On June 2, 1997 the Company sold 2,500,000 shares and warrants to purchase an additional 2,500,000 shares at $0.20 per share for $500,000 to eight purchasers in private transactions with nonUnited States residents. In August 1998, holders of 2,065,000 of the warrants exercised the warrants for $413,000 in proceeds, and 435,000 warrants expired unexercised.

     On December 1, 1996 Jean Boyd, then a director and an officer of the Company, was issued 636,700 shares of Common stock at a deemed value of $0.001 per share in satisfaction of an obligation of $6,367 owed to her for Company expenses advanced by her in previous years.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following financial information is filed as part of this report:

     (1) Financial Statements:
         Independent Auditor's Report ...................................... F-2
         Balance Sheet December 31, 1998 ................................... F-3
         Statements of Operations Years Ended December 31, 1997
             and 1998 ..............................F-4
         Statement of Stockholders' Equity Years Ended December 31,
            1997 and 1998 .................................................. F-5
         Statements of Cash Flows Years Ended December 31, 1997
            and 1998 ................................................... F-6-F-7
         Notes to Financial Statements ............................... F-8--F-19
     (2) Schedules
         Supplemental Disclosure of Cash Flow Information .................. F-7
         Supplemental Schedule of Non-Cash Investing and
         Financing Activities .............................................. F-7
     (3) Exhibits. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

         Exhibit No.       Description and Method of Filing
         ----------        --------------------------------

         (3.1) Restated Articles of Incorporation of Eastern Star Mining, Inc., as filed with the Nevada Secretary of State February 7, 1997.*

         (3.2) Certificate of Amendment of Articles of  Incorporation of Eastern
               Star Mining, Inc. , as filed with the Nevada Secretary of State May 19, 1997.*

         (3.3) Certificate of Amendment of Articles of  Incorporation of Eastern
               Star Mining, Inc. , as filed with the Nevada Secretary of State May 28, 1997.*

         (3.4) Certificate of Amendment of Articles of  Incorporation of Eastern
               Star Holdings, Inc. , as filed with the Nevada Secretary of State December 10, 1997.*

         (3.5) Bylaws of Registrant adopted December 31, 1997.*

        (10.1) Letter  Agreement  dated  August 27, 1997 between  Registrant and
               George H. Fancher Jr. d/b/a Fancher Oil Company.*

         Exhibit No.       Description and Method of Filing
         ----------        --------------------------------

          (10.2)  Agreement  With  Arizona  Corporate  Management,   Inc.  dated
                  November 1, 1998.*

          (10.3)  1997 Incentive and Nonstatutory Stock Option Plan. *

          (10.4) Letter regarding conflicts of interest dated March __, 1998 between Registrant and George H. Fancher Jr.*

          (10.5) Form of Subscription Agreement for certain officers and consultants.*

          (10.6)  Agreement with Albert Golusin.*

          (10.7) Participation Agreement dated October 1, 1998 with Fancher Resources, LLC.

          (24)    Power of Attorney.

          (27)    Financial Data Schedule.
------------------

          * Incorporated by reference to Registration Statement No. 33-64448 on Form SB-2, which became effective May 14, 1998.

     (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the fiscal quarter ending December 31, 1998.

                                 FAN ENERGY INC.
                          (A Development Stage Company)


                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

         Independent Auditor's Report ...................................... F-2

         Balance Sheet
               December 31, 1998 ........................................... F-3

         Statements of Operations
               Years Ended December 31, 1997 and 1998 .......................F-4

         Statement of Stockholders' Equity
               Years Ended December 31, 1997 and 1998 ...................... F-5

         Statements of Cash Flows
               Years Ended December 31, 1997 and 1998 ................ F-6 - F-7

         Notes to Financial Statements .............................. F-8 - F-19

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders FAN ENERGY INC.

We have audited the accompanying balance sheet of Fan Energy Inc. (a development stage company) as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the two years then ended and cumulative amounts from January 1, 1997 to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fan Energy Inc. as of December 31, 1998 and the results of its operations and its cash flows for the two years then ended and cumulative amounts from January 1, 1997 to December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from its initial operations and has not earned revenues from its principal operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/ Wheeler Wasoff, P.C.
                                       WHEELER WASOFF, P.C.


Denver, Colorado
March 10, 1999

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 1998


                                     ASSETS

CURRENT ASSET
  Cash .....................................................................   $    15,875
                                                                                ----------

    Total Current Asset ....................................................        15,875

OIL AND GAS PROPERTIES (Note 3) ............................................       690,584
                                                                                ----------

                                                                               $   706,459
                                                                                ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable .........................................................   $     1,736
                                                                                ----------

    Total Current Liabilities ..............................................         1,736
                                                                                ----------
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (Note 4)
  Preferred stock, $.01 par value
        Authorized - 5,000,000 shares
        Issued - none ......................................................          --
  Common stock, $.001 par value
        Authorized - 95,000,000 shares
        Issued and outstanding - 10,051,704 shares .........................        10,052
  Additional paid-in capital ...............................................     2,249,956
  Deficit accumulated during the development stage .........................    (1,655,785)
  Additional paid-in capital stock options .................................       100,500
                                                                                ----------

                                                                                   704,723
                                                                                ----------
                                                                               $   706,459
                                                                                ==========



    The accompanying notes are an integral part of the financial statements.


                                 FAN ENERGY INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                     Years ended December 31, 1997 and 1998

                                                                                   Cumulative
                                                                                  Amounts from
                                                                                 Jan. 1, 1997 to
                                                          1997           1998     Dec. 31, 1998
                                                          ----           ----    ---------------

REVENUES ..........................................   $      --      $      --      $      --
                                                      -----------    -----------    -----------


OPERATING EXPENSES
  General and administrative ......................       192,985        198,851        391,836
  Impairment of oil and gas properties ............          --        1,257,702      1,257,702

  Interest (Note 3) ...............................         6,247           --            6,247
                                                      -----------    -----------    -----------

                                                          199,232      1,456,553      1,655,785
                                                      -----------    -----------    -----------


NET (LOSS) ........................................   $  (199,232)   $(1,456,553)   $(1,655,785)
                                                      ===========    ===========    ===========

NET (LOSS) PER COMMON SHARE - Basic
   and Diluted ....................................   $      (.07)   $      (.17)   $      (.29)
                                                      ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - Basic and Diluted .........     3,011,287      8,567,537      5,789,412
                                                      ===========    ===========    ===========




    The accompanying notes are an integral part of the financial statements.

                                                      FAN ENERGY INC.
                                               (A Development Stage Company)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY
                                          Years ended December 31, 1997 and 1998
                                                                                                              Deficit     Additional
                                                                                                            Accumulated    Paid-In
                                                                         Common Stock        Additional      During the    Capital
                                                                   ----------------------      Paid-In      Development     Stock
                                                                   Shares          Amount      Capital         Stage       Options
                                                                   ------          ------    ----------     -----------   ---------

Balance, January 1, 1997 ...................................       771,704   $       772   $   503,876    $  (504,648)   $   --
Reclassification of deficit pursuant to quasi
    reorganization .........................................          --            --        (504,648)       504,648        --
Sale of common stock and warrants pursuant to
    private placement, at $.20 per unit ....................     2,500,000         2,500       497,500           --          --
Cost of private placement offering .........................          --            --            (430)          --          --
Issuance of common stock for services, valued at
    $.20 per share .........................................       250,000           250        49,750           --          --
Sale of common stock and warrants pursuant to
    private placement, at $.50 per unit ....................     2,000,000         2,000       998,000           --          --
Costs of private placement offering ........................          --            --         (52,439)          --          --
Issuance of common stock for property, valued at
    $.133 per share ........................................     2,250,000         2,250       297,750           --          --
Issuance of common stock warrants for offering costs
Issuance of stock options ..................................          --            --           4,545           --          --
Net (Loss) .................................................          --            --           2,332           --       100,500
                                                                      --            --            --         (199,232)       --
                                                               -----------   -----------   -----------    -----------    ----------
Balance, December 31, 1997 .................................     7,771,704         7,772     1,796,236       (199,232)    100,500
Issuance of common stock for services, valued at
    $.20 per share .........................................       215,000           215        42,785           --          --
Exercise of common stock warrants for cash, at $.20
    per sare ...............................................     2,065,000         2,065       410,935           --          --
Net (Loss) .................................................          --            --            --       (1,456,553)       --
                                                               -----------   -----------   -----------    -----------    ----------
Balance, December 31, 1998 .................................    10,051,704   $    10,052   $ 2,249,956    $(1,655,785)   $ 100,500
                                                               ===========   ===========   ===========    ===========    ==========





    The accompanying notes are an integral part of the financial statements.

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1997 and 1998

                                                                                                                        Cumulative
                                                                                                                       Amounts from
                                                                                                                     Jan. 1, 1997 to
                                                                                  1997                 1998           Dec. 31, 1998
                                                                                  ----                 ----          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss) ........................................................         $  (199,232)         $(1,456,553)         $(1,655,785)
  Adjustments to reconcile net (loss) to net
      cash provided by operating activities
    Impairment of oil and gas properties ............................                --              1,257,702            1,257,702
    Stock options ...................................................             102,832                 --                102,832
    Stock for services ..............................................              50,000               43,000               93,000
    Changes in assets and liabilities
      Increase (decrease) in accounts payable .......................               5,315               (3,579)               1,736
      Other .........................................................             (10,383)              10,383                 --
                                                                              -----------          -----------          -----------

  Net cash (used) by operating activities ...........................             (51,468)            (149,047)            (200,515)
                                                                              -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for oil and gas properties ..............................            (975,491)            (672,795)          (1,648,286)
                                                                              -----------          -----------          -----------

  Net cash (used) in investing activities ...........................            (975,491)            (672,795)          (1,648,286)
                                                                              -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of common stock warrants ...................                --                413,000              413,000
  Proceeds from sale of common stock ................................           1,500,000                 --              1,500,000
  Cash paid for offering costs ......................................             (48,324)                --                (48,324)
                                                                              -----------          -----------          -----------

  Net cash provided by financing activities .........................           1,451,676              413,000            1,864,676
                                                                              -----------          -----------          -----------

NET INCREASE (DECREASE) IN CASH .....................................             424,717             (408,842)              15,875

CASH, BEGINNING OF PERIODS ..........................................                --                424,717                 --
                                                                              -----------          -----------          -----------

CASH, END OF PERIODS ................................................         $   424,717          $    15,875          $    15,875
                                                                              ===========          ===========          ===========



    The accompanying notes are an integral part of the financial statements.

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                     Years ended December 31, 1997 and 1998



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the years ended December 31, 1997 and 1998, the Company paid cash for interest of $6,247 and $0, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 1997, the Company:

o issued 2,250,000 shares of common stock, valued at $300,000 ($.133 per share), as partial consideration for unproved oil and gas properties.

o issued 680,000 options to purchase common stock to officers, directors and consultants, valued at $102,832.

o issued 250,000 shares of common stock for services, valued at $50,000 ($.20 per share).

o issued 180,000 warrants to purchase shares of common stock as partial consideration for finder's fees in conjunction with the private placement sale of common stock, valued at $4,545.

During the year ended December 31, 1998, the Company issued 215,000 shares of common stock for services, valued at $43,000 ($.20 per share).



















    The accompanying notes are an integral part of the financial statements.

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years ended December 31, 1997 and 1998



NOTE 1 - ORGANIZATION

     Fan Energy Inc. (the "Company") is an independent energy company engaged in the development, exploration and acquisition of crude oil and natural gas reserves in the western United States. Originally formed as an Idaho corporation in the early 1900s, the Company's predecessor was not successful in the exploration of mining properties. In 1988 the predecessor was merged into a newly-formed Nevada corporation as Eastern Star Mining, Inc. and it was inactive thereafter, with no assets or liabilities through the end of 1996. In early 1997, the corporation was reactivated when the holder of a majority of the outstanding common stock transferred control of the inactive corporation. The transferee elected new directors and officers and caused the Company to effect a 10-into-1 reverse stock split. The name of the corporation was changed to Fan Energy Inc. in December 1997.

     Effective with the change in control and reactivation, the Company undertook development stage activities as defined by Statement of Financial Accounting Standards (SFAS) No. 7 and is considered a development stage company effective January 1, 1997. Its principal activities have been raising capital through the sale of its securities, acquiring undivided minority interests in two oil and natural gas exploratory prospects in California for cash and common stock and one prospect in Wyoming, and commencing the drilling of exploratory and development wells on these properties. As of December 31, 1998 the Company has not earned any production revenue from its oil and gas activities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     OIL AND GAS PROPERTIES

     The Company follows the full cost method to account for its oil and gas exploration and development activities. Under the full cost method, all costs incurred which are directly related to oil and gas exploration and development are capitalized and subjected to depreciation and depletion. Depletable costs also include estimates of future development costs of proved reserves. Costs related to undeveloped oil and gas properties may be excluded from depletable costs until such properties are evaluated as either proved or unproved. The net capitalized costs are subject to a ceiling limitation. Gains or losses upon disposition of oil and gas properties are treated as adjustments to capitalized costs, unless the disposition represents a significant portion of the Company's proved reserves. A separate cost center is maintained for expenditures applicable to each country in which the Company conducts exploration and/or production activities.

     Depletion and amortization of the full-cost pool is computed using the units-of-production method based on proved reserves as determined annually by the Company and independent engineers. An additional depletion provision in the form of a valuation allowance is made if the costs incurred on oil and gas properties, or revisions in reserve estimates, cause the total capitalized costs of oil and gas properties in the cost center to exceed the capitalization ceiling. The capitalization ceiling is the sum of (1) the present value of future net revenues from estimated production of proved oil and gas reserves applicable to the cost center plus (2) the

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years ended December 31, 1997 and 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     lower of cost or estimated fair value of the cost center's unproved properties less (3) applicable income tax effects. The valuation allowance was $1,257,702 at December 31, 1998.

     IMPAIRMENT

     The Company has adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.

     DEFERRED OFFERING COSTS

     Deferred offering costs at December 31, 1997 consisted of costs incurred in connection with a proposed public offering of the Company's common stock. As the offering was not successful, costs incurred of $57,029 were charged to operations in 1998.

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

     At December 31, 1998, the Company had a net operating loss carryforward of approximately $850,000 that may be offset against future taxable income through 2018.

     The Company has fully reserved the tax benefits of these operating losses because the likelihood of realization of the tax benefits cannot be determined.

     The tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. Of the total tax benefit $113,000 is attributable to 1998.

     Temporary differences between the time of reporting certain items for financial and tax reporting purposes consist primarily of compensation expense related to the issuance of stock options and exploration and development costs on oil and gas properties.

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years ended December 31, 1997 and 1998



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principle requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The oil and gas industry is subject, by its nature, to environmental hazards and cleanup costs. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable. In addition, the Company's oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices and estimated reserves. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves).

     (LOSS) PER COMMON SHARE

     (Loss) per common share is computed based on the weighted average number of common shares outstanding during each period. Convertible equity instruments such as stock warrants and options are not considered in the
     calculation  of  net  loss  per  share,   as  their   inclusion   would  be
     antidilutive.

     In February 1997 SFAS No. 128, "Earnings Per Share" was issued effective for periods ending after December 15, 1997. There is no impact on the Company's financial statements from adoption of SFAS No. 128.

     SHARED BASED COMPENSATION

     In October 1995 SFAS No. 123" Accounting for Stock-Based Compensation" was issued. This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB No. 25 for measurement; and will, pursuant to SFAS No. 123, disclose supplementally the pro forma effects on net income and earnings per share of using the new measurement criteria. During the years ended December 31, 1997 and 1998, the Company issued warrants and/or options to purchase shares of its common stock (Note
     4).

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years ended December 31, 1997 and 1998



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     CASH EQUIVALENTS

     For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company has cash in banks in excess of federally insured amounts.

     CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company maintains cash accounts at one financial institution. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.

     BASIS OF ACCOUNTING

     The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

     As previously discussed, the Company is in the development stage and has not realized revenues from its planned operations. As such, the Company, as of December 31, 1998 has incurred net operating losses since reactivation as a development stage company of $1,655,785 and does not have sufficient working capital to fund its planned operations during the next twelve months. Additional funding will be required to complete the Company's planned drilling program, put successful wells into production and finance general and administrative expenses. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. In order to meet the Company's continuing financing needs, management of the Company intends to raise working capital through the sale of common stock or other securities, or through other financing.

     The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     The ability of the Company to continue operations as a going concern is dependent upon its success in obtaining capital through sale of common stock or other securities and ultimately achieving profitable operations.

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years ended December 31, 1997 and 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     NEW TECHNICAL PRONOUNCEMENTS

     In June 1997 SFAS No. 130, "Reporting Comprehensive Income" was issued effective for fiscal years beginning after December 31, 1997, with earlier application permitted. The Company has adopted SFAS No. 130 effective with the fiscal year ended December 31, 1998. Adoption of SFAS No. 130 has not had an impact on the Company's financial statements.

     In June 1997 SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued effective for fiscal years beginning after December 31, 1997, with earlier application permitted. The Company has adopted SFAS No. 131 effective with the fiscal year ended December 31, 1998.

     In February 1998 SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits", was issued effective for fiscal years beginning after December 15, 1997, with earlier application encouraged. The Company has adopted SFAS No. 132 effective with the fiscal year ending December 31, 1998. Adoption of SFAS No. 132 has not had any impact on the Company's financial statements.

     In June 1998 SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued for fiscal years beginning after June 15, 1999. Adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

     In October 1998 SFAS No. 134, "Accounting for Mortgage Broker Securities", was issued. SFAS No. 134 is not expected to have an impact on the Company's financial statements.

NOTE 3 - OIL AND GAS PROPERTIES

   In 1997,  the  Company  acquired a 25%  undivided  working  interest in two natural gas exploration and development prospects located in the southern part of the Sacramento Basin in California. The Company paid $907,951 in cash and issued 2,250,000 shares of common stock, valued at $300,000 ($.133 per share), for the properties. The total value of cash paid and stock issued approximates the transferor's historical basis in the property of $1,207,951. As additional consideration, the Company agreed to issue 500,000 additional restricted shares to the transferor if the gross revenue received by the Company from the prospects is at least equal to all direct costs of the Company associated with acquiring the interest in the prospects and drilling and other related expenses by December 31, 1999. The Company paid to the transferor interest in the amount of $6,247 (8% per annum) for funds advanced by the transferor on the property from the date of the acquisition agreement (August 27, 1997) to the closing of the agreement (November 11, 1997). Concurrently with the closing, the transferor became a director and officer of the Company.

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years ended December 31, 1997 and 1998



NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)

     In 1998 the Company acquired a 20% working interest in certain Wyoming oil and gas leases held by an entity controlled by the chief operating officer/director of the Company, for $131,000 which includes seismic costs incurred to the date of purchase.

     The Company may be subject to various possible contingencies, which are primarily from interpretations of federal and state laws and regulations affecting the oil and gas industry. Although management believes it has complied with the various laws and regulations, new rulings and interpretations may require the Company to make adjustments.

     Capitalized costs associated with oil and gas producing activities as of December 31, 1998 are as follows:

     Proved properties                                              $ 1,012,485
     Unproved properties                                                935,801
                                                                    -----------

                                                                      1,948,286

     Less valuation allowance                                        (1,257,702)
                                                                    -----------

     Net capitalized costs                                          $   690,584
                                                                    ===========

     Information relating to the Company's costs incurred in its oil and gas operations during the years ended December 31, 1997 and 1998 is summarized as follows:
                                                          1997           1998


     Property acquisition - Unproved properties        $1,214,866     $  172,919
     Exploration costs                                     60,625        368,699
     Development costs                                       --          131,177
                                                        ----------    ----------

                                                       $1,275,491     $  672,795
                                                       ==========     ==========

     Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire a property. Exploration costs include the costs of geological and geophysical activity, dry holes, and drilling and equipping exploratory wells. Development costs include costs incurred to gain access to prepare development well locations for drilling, to drill and equip development wells.

     As of December 31, 1998, the Company had not earned any revenue from its oil and gas activities and none of its properties had produced oil or gas.

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years ended December 31, 1997 and 1998



NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)

     OIL AND GAS RESERVES (UNAUDITED)

     The following unaudited reserve estimates presented as of December 31, 1998 was prepared by an independent petroleum engineer. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change, as future information becomes available.

     Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     At December 31, 1998 proved reserves were as follows:

                                                       GAS               OIL
                                                      (MMCF)           (MBBL)

     Beginning of year                                  --                --
     Proved developed producing                       190.0               --
     Proved developed non-producing                   187.3              9.5
     Proved undeveloped                               190.0               --
                                                      -----             ----

     End of year                                      567.3              9.5
                                                      =====             ====

     STANDARD MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

     The standardized measure of discounted future net cash flows is based on estimated quantities of proved reserves and the future periods in which they are expected to be produced and on year-end economic conditions. Estimated future gross revenues are priced on the basis of year-end prices. Estimated future gross revenues are reduced by estimated future development and production costs, as well as certain abandonment costs and by estimated future income tax expense. Future income tax expenses have been computed considering the tax basis of the oil and gas properties plus available carryforwards and credits.

     The standardized measure of discounted future net cash flows should not be construed to be an estimate of the fair market value of the Company's proved reserves. Estimates of fair value would also take into account anticipated changes in future prices and costs, the reserve recovery variances from estimated proved reserves and a discount factor more representative of the time value of money and the inherent risks in producing oil and gas. Significant changes in estimated reserve volumes or product prices could have a material effect on the Company's financial statements.

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years ended December 31, 1997 and 1998


NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)

     The following table presents the standardized measure of the discounted future net cash flows attributable to the Company's proved oil and gas reserves as of December 31, 1998:

                                                                  (in 000's)


     Future cash inflows                                           $1,210
     Future production costs                                         (224)
     Future development costs                                        (101)
     Future income tax expense                                       (221)
                                                                 --------


     Future net cash flows                                            664
     10% annual discount for estimated timing of
        cash flows                                                   (206)
     Net operating loss carryforward                                  221
                                                                 --------
     Standardized measure of discounted future
        net cash flows                                            $   679
                                                                 ========

     The following table presents the principal sources of the changes in the standardized measure of discounted future net cash flows for the year ended December 31, 1998:

                                                                    (in 000's)
     Standardized measure of discounted future net cash flows,
        beginning of year                                            $  --

     Discoveries                                                       679
                                                                    ------
     Standardized measure of discounted future net cash flows, end
     of year                                                         $ 679
                                                                     =====

     Proved reserves were discovered in the fourth quarter of 1998, price variations were nominal, therefore there is no change in standardized measure due to price change.

NOTE 4 - STOCKHOLDERS' EQUITY

     COMMON STOCK

     In 1997, the Company completed the sale of common stock and warrants pursuant to a private placement as follows:

     o 2,500,000 units, at a price of $.20 per unit, consisting of 2,500,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock at an exercise price of $.20 per share before June 2, 1998. Proceeds to the Company were $500,000, before costs of the offering of $430.

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years ended December 31, 1997 and 1998


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

     o 2,000,000 units, at a price of $.50 per unit, consisting of 2,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock at an exercise price of $.60 per share before October 31, 1998 (extended to July 31, 1999). Proceeds to the Company were $1,000,000 before costs of the offering of $52,439.

     In  1997  the  Company   issued   shares  of  common   stock  for  non-cash
     consideration, as follows:

     o 250,000 shares for services, of which 150,000 shares are to officers and directors, valued at $50,000 ($.20 per share).

     o 2,250,000 shares to an officer/director as partial compensation for the acquisition of oil and gas prospects, valued at $300,000 ($.133 per share).

     In 1998 the Company issued shares of common stock, as follows:

     o 215,000 shares for services to officers and directors, valued at $43,000 ($.20 per share which amount was reduced from $.50 per share by the Board of Directors).

     o 2,065,000 shares for $413,000 cash ($.20 per share) for exercise of common stock warrants.

     QUASI REORGANIZATION

     Effective January 1, 1997, the stockholders of the Company approved a plan of informal quasi reorganization. Pursuant to the plan, the Company's accumulated deficit of $504,648 as of the date of reorganization was eliminated and charged to additional paid-in capital.

     WARRANTS

     In 1997, the Company issued warrants to purchase 180,000 shares of common stock at an exercise price of $.50 per share through October 31, 1998 (extended to July 31, 1999) as partial consideration for a finders fee in conjunction with the private placement sale of $.50 units described above. The warrants are valued at $4,545, using the Black-Scholes option pricing model.

     At December 31, 1998 the status of outstanding warrants is as follows:

           Issue               Shares             Exercise        Expiration
           Date              Exercisable           Price             Date

     October 31, 1997         1,000,000            $.60          July 31, 1999
     October 31, 1997           180,000            $.50          July 31, 1999

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years ended December 31, 1997 and 1998


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

     At December 31, 1998 the per share weighted-average grant date fair value and per share weighted average exercise price of outstanding warrants granted during 1997 are $.01 and $.58, respectively.

     STOCK OPTION PLAN

     In July  1997 the  Company  adopted  its 1997  Statutory  and  Nonstatutory
     Incentive  Stock  Option  Plan (the  Plan)  allowing  for the  issuance  of incentive  stock  options  and  nonstatutory  stock  options to purchase an aggregate 1,000,000 shares of common stock to directors, officers, employees and consultants of the Company. The Plan is administered by the Board of Directors.

     The Plan provides that incentive stock options be granted at an exercise price equal to the fair market value of the common shares of the Company on the date of the grant and must be at least 110% of fair market value when granted to a 10% or more shareholder. The term of all stock options granted under the Plan may not exceed ten years, and no later than three months after termination of employment, except the term of incentive stock options granted to a 10% or more shareholder which may not exceed five years.

     The status of outstanding options granted pursuant to the 1997 Plan was as follows:

                                                                          Weighted         Weighted
                                                                           Average          Average
                                                          Number          Exercise           Fair          Exercise
                                                        of Shares           Price            Value           Price
Options Outstanding - January 1, 1997                       --               --               --              --
Granted                                                  810,000            $.33             $.20         $.20 - .35
                                                         -------
Options Outstanding - December 31, 1997
(680,000 exercisable)                                    810,000            $.33             $.20
Granted                                                  100,000            $.50             $ --            $.50
                                                         -------
Options Outstanding - December 31, 1998
(860,000 exercisable)                                    910,000            $.35             $.18
                                                         =======


     The weighted average contractual life of options outstanding at December 31, 1998 was 9.5 years.

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years ended December 31, 1997 and 1998


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for 1997 would have been increased to the pro forma amounts indicated below:

     Net (loss) applicable to common stockholders - as reported     $(1,456,553)
                                                                    ===========
     Net (loss) applicable to common stockholders - pro forma        (1,461,206)
                                                                    ===========
     (Loss) per share - as reported                                        (.17)
                                                                           ====
     (Loss) per share - pro forma                                          (.17)
                                                                           ====

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 0%; discount rate of 5.25%; and expected life of 10 years.

     At December 31, 1998 the number of options exercisable was 860,000 and the weighted average exercise price of these options was $.34.

     In 1997, the Company recognized as compensation expense $100,500 for 670,000 options issued October 30, 1997 to Officers/Directors, pursuant to APB No. 25, and $2,332 for 10,000 options issued to non-employees, pursuant to SFAS No. 123. Those options were issued at an exercise price of $.15 per share less than the then private placement cost of common stock.

     STOCK SPLIT

     Effective January 1, 1997 the Company effected a 10-into-1 reverse stock split. The Company did not change the authorized number of common shares or par value of the common stock. All information in these notes and the accompanying financial statements gives retroactive effect to the 10-into-1 reverse stock split.

NOTE 5 - RELATED PARTY TRANSACTIONS

     In 1997 and 1998 the Company paid an aggregate $10,000 and $48,000, respectively, to entities controlled by Officers/Directors of the Company for office space and administrative services in Scottsdale, Arizona ($8,000
     - 1997,  and  $24,000  - 1998) and  Denver,  Colorado  ($2,000 - 1997,  and
     $24,000 - 1998), at the rate of $2,000 per month.

     In November 1997 the Company entered into a one-year agreement with its Secretary/Treasurer to provide financial and other services to the Company for $2,500 per month. During 1997 the Company paid the Secretary/Treasurer $10,027 for services provided and issued 50,000 shares of common stock, valued at $10,000 ($.20 per share). During 1998 the Secretary/Treasurer was paid $30,000 under the agreement, which was converted to a month to month basis.

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years ended December 31, 1997 and 1998


NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

     In 1998, the Company acquired a 20% working interest in certain undeveloped oil and gas properties for $131,000 from an entity controlled by the chief operating officer/director of the Company. (See Note 3)

NOTE 6 - SEGMENT REPORTING

     In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has adopted SFAS No. 131 for the year ended December 31, 1998.

     The Company has one reportable segment, oil and gas producing activities. The Company has concentrated its oil and gas exploration and development activities in the western United States, primarily in California and Wyoming. All activities in this segment have been with industry partners.

     The Company has not earned any revenue from its oil and gas activities. However the Company has discovered proved reserves from its 1998 drilling program. The Company's total assets of $706,459 at December 31, 1998 and operating expenses of $199,232 and $1,456,553 for the years ended December 31, 1997 and 1998, respectively, are attributable to this segment.

NOTE 7 - PROPOSED STOCK OFFERING

     The Company's Board of Directors approved the filing of a Registration Statement on Form SB-2 with the Securities and Exchange Commission relating to an initial public offering of a minimum 400,000 shares and a maximum 3,000,000 shares of the Company's common stock at a price of $.30 per share, on a "best efforts" basis by the officers and directors of the Company.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FAN ENERGY INC.


Date: March 31, 1999                 By /s/ George H. Fancher Jr.
                                        -----------------------------------
                                        George H. Fancher, Jr., Chairman and
                                        Chief Operating Officer

Date: March 31, 1999                 By /s/ Rex Utsler
                                        -----------------------------------
                                        Rex Utsler, Chief Financial Officer
                                        and Treasurer

Date: March 31, 1999                 By /s/ Albert Golusin
                                        -----------------------------------
                                        Albert A. Golusin, Principal Accounting
                                        Officer

     In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 31, 1999                     By /s/ George H. Fancher Jr.
                                            ----------------------------------
                                            Director


Date: March 31, 1999                     By /s/ Rex Utsler
                                            ---------------------------------
                                            Director


Date: March 31, 1999                     By /s/William E. Grafham
                                            ---------------------------------
                                            Director


Date: March 31, 1999                     By /s/ Jeffrey J. Scott
                                            ---------------------------------
                                            Director


Date: March 31, 1999                     By /s/ George A. Cloudy
                                            ---------------------------------
                                            Director

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-KSB

                                   EXHIBITS TO

                                 FAN ENERGY INC.




                                INDEX TO EXHIBITS

         Exhibit No.       Description and Method of Filing
         ----------        --------------------------------

          (3.1) Restated Articles of Incorporation of Eastern Star Mining, Inc., as filed with the Nevada Secretary of State February 7, 1997.*

          (3.2) Certificate of Amendment of Articles of Incorporation of Eastern Star Mining, Inc., as filed with the Nevada Secretary of State May 19, 1997.*

          (3.3) Certificate of Amendment of Articles of Incorporation of Eastern Star Mining, Inc., as filed with the Nevada Secretary of State May 28, 1997.*

          (3.4)  Certificate   of  Amendment  of Articles  of  Incorporation  of
                 Eastern  Star  Holdings,  Inc.,   as  filed  with  the  Nevada
                 Secretary of State December 10, 1997.*

          (3.5)  Bylaws of Registrant adopted December 31, 1997.*

          (10.1) Letter  Agreement dated August 27, 1997 between  Registrant and
                 George H. Fancher Jr. d/b/a Fancher Oil Company.*

          (10.2) Agreement  With   Arizona  Corporate  Management,   Inc.  dated
                 November 1, 1998.*

          (10.3) 1997 Incentive and Nonstatutory Stock Option Plan. *

          (10.4) Letter regarding conflicts of interest dated March __, 1998 between Registrant and George H. Fancher Jr.*

          (10.5) Form  of   Subscription  Agreement  for  certain  officers  and
                 consultants.*

          (10.6) Agreement with Albert Golusin.*

          (10.7) Participation  Agreement  dated  October 1,  1998 with  Fancher
                 Resources, LLC.

          (24)   Power of Attorney.

          (27)   Financial Data Schedule.
------------------

          * Incorporated by reference to Registration Statement No. 33-64448 on Form SB-2, which became effective May 14, 1998.