Form 10QSB
period 1999-03-31
FAN ENERGY INC
filed 1999-05-17
CIK 1057024

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999.

     OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                       to
                                    ---------------------    ------------------
     Commission file number 333-47699

                                 Fan Energy Inc.
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter.)

          Nevada                     333-47699                    77-0140428
 ---------------------------       ---------------           -------------------
(State or other jurisdiction      (Commission File            (IRS Employer
    of incorporation)                Number)                 Identification No.)

               1801 Broadway, Suite 720, Denver, Colorado   80202
               ---------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

                                 (303) 296-6600
                            -------------------------
                           (Issuer's telephone number,
                              including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 1999 the Registrant had outstanding 10,051,704 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (check one):
Yes [ ]     No   [X]

                                 FAN ENERGY INC.
                                   FORM 10-QSB
                                 MARCH 31, 1999



                                Table of Contents
                                -----------------

Part I       Financial Information

     Item 1.    Financial Statements

                    Balance Sheets as of December 31, 1998 and
                           March 31, 1999                                  2
                    Statements of Operations for the Three Months Ended
                           March 31, 1998 and 1999                         3
                    Statements of Cash Flows for the Three Months Ended
                           March 31, 1998 and 1999                         4
                    Notes to Financial Statements                          5


     Item 2.    Management's Plan of Operation                             6 - 8



Part II

     Item 1.    Legal Proceedings                                          9

     Item 2.    Changes in Securities                                      9

     Item 3.    Defaults Upon Senior Securities                            9

     Item 4.    Submission of Matters to a Vote of Security Holders        9

     Item 5.    Other Information                                          9

     Item 6.    Exhibits and Reports on Form 8-K                           9

     Signatures

PART I
Item 1.           Financial Statements

                                          FAN ENERGY INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                          BALANCE SHEETS

                                                                                December 31,     March 31,
                                                                                    1998            1999
                                                                                                (Unaudited)
                                             ASSETS

CURRENT ASSETS
    Cash ...................................................................   $    15,875    $    23,149
    Accounts receivable, net ...............................................          --           19,454
                                                                                ----------     ----------

        Total Current Assets ...............................................        15,875         42,603

OIL AND GAS PROPERTIES, net ................................................       690,584        743,256

DEFERRED OFFERING COSTS ....................................................          --            3,343
                                                                                ----------     ----------

                                                                               $   706,459    $   789,202
                                                                                ==========     ==========


                               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts payable - trade ...............................................   $     1,736    $   107,334
    Due to shareholder .....................................................          --           20,500
                                                                                ----------     ----------

        Total Current Liabilities ..........................................         1,736        127,834
                                                                                ----------     ----------

STOCKHOLDERS' EQUITY
    Preferred Stock, $.01 par value
           Authorized - 5,000,000 shares
           Issued - none ...................................................          --             --
    Common Stock, $.001 par value
           Authorized - 95,000,000 shares
           Issued and outstanding - 10,051,704 shares ......................        10,052         10,052
    Additional paid-in capital .............................................     2,249,956      2,249,956

    Deficit accumulated during the developmental stage .....................    (1,655,785)    (1,699,140)

    Additional paid-in capital stock options ...............................       100,500        100,500
                                                                                ----------     ----------

                                                                                   704,723        661,368
                                                                                ----------     ----------

                                                                               $   706,459    $   789,202
                                                                                ==========     ==========


                See accompanying notes to financial statements.


                                                  FAN ENERGY INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF OPERATIONS

                                                                         Three Months Ended                   Cumulative
                                                                              March 31,                      Amounts from
                                                                    ---------------------------             Jan. 1, 1997 to
                                                                    1998                   1999              March 31, 1999


REVENUES
    Oil and gas production ..............................    $       --             $     20,662           $     20,662
                                                             ------------           ------------           ------------

OPERATING EXPENSES
    Lease operating expenses ............................            --                    1,208                  1,208
    Depreciation, depletion and amortization ............            --                   21,410                 21,410
    General and administrative ..........................          21,646                 41,399                433,235
    Impairment of oil and gas properties ................            --                     --                1,257,702
    Interest ............................................            --                     --                    6,247
                                                             ------------           ------------           ------------

                                                                   21,646                 64,017              1,719,802
                                                             ------------           ------------           ------------


NET (LOSS) ..............................................    $    (21,646)          $    (43,355)          $ (1,699,140)
                                                             ============           ============           ============


NET (LOSS) PER COMMON SHARE -

    Basic and Diluted ...................................    $      (.003)          $      (.004)          $       (.27)
                                                             ============           ============           ============


WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic and Diluted ...................................       7,771,704             10,051,704              6,263,000
                                                             ============           ============           ============



                 See accompanying notes to financial statements.


                                                       FAN ENERGY INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                                  STATEMENTS OF CASH FLOWS

                                                                                                                        Cumulative
                                                                                       Three Months Ended              Amounts from
                                                                                            March 31,                Jan. 1, 1997 to
                                                                                    1998                 1999         March 31, 1999

CASH FLOWS FROM OPERATNG ACTIVITIES
    Net (loss) ......................................................         $   (21,646)         $   (43,355)         $(1,699,140)

    Adjustments to reconcile net (loss) to net cash
        provided (used) by operating activities
    Depreciation, depletion and amortization ........................                --                 21,410               21,410
    Impairment of oil and gas properties ............................                --                   --              1,257,702
    Stock options ...................................................                --                   --                102,832
    Stock for services ..............................................                --                   --                 93,000
    Changes in assets and liabilities
        Increase in accounts payable ................................              49,105               48,673               50,409

        (Increase) in accounts receivable ...........................                --                (19,454)             (19,454)
                                                                              -----------          -----------          -----------

    Net Cash Provided (Used) by Operating Activities ................              27,459                7,274             (193,241)
                                                                              -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Cash paid for oil and gas properties ............................             (93,026)                --             (1,648,286)
                                                                              -----------          -----------          -----------

    Net Cash (Used) in Investing Activities .........................             (93,026)                --             (1,648,286)
                                                                              -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of common stock warrants .................                --                   --                413,000
    Proceeds from sale of common stock ..............................                --                   --              1,500,000
    Cash paid for offering costs ....................................             (25,226)                --                (48,324)
                                                                              -----------          -----------          -----------

    Net Cash (Used) Provided by Financing Activities ................             (25,226)                --              1,864,676
                                                                              -----------          -----------          -----------

NET (DECREASE) INCREASE IN CASH .....................................             (90,793)               7,274               23,149

CASH, BEGINNING OF PERIODS ..........................................             424,717               15,875                 --
                                                                              -----------          -----------          -----------
CASH, END OF PERIODS ................................................         $   333,924          $    23,149          $    23,149
                                                                              ===========          ===========          ===========



                 See accompanying notes to financial statements.

                                FAN ENERGY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1999

     The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for th year ended December 31, 1998. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

     The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Item 2. Management's Plan of Operations

     In the following discussion we are providing an analysis of our financial condition and the Plan of Operation during the next quarter and the balance of the fiscal year. This discussion should be read in conjunction with our financial statements and the notes thereto. Certain matters discussed below are based on potential future circumstances and developments which we anticipate or expect, but which cannot be assured. Such forward-looking statements include, but are no limited to, our plans to conduct drilling operations, trends in the results of our operations, anticipated rates of production, natural gas and oil prices, operating expenses and our anticipated capital requirements and capital resources. The actual results which we achieve in our operations could differ materially from the matters discussed in the forward-looking statements.

     We generated our first revenue in the first quarter of 1999, when we began to sell natural gas produced from the first of two successful exploratory wells which we drilled in 1998. The producing natural gas well in the Bali prospect in the Sacramental Basin of central California and our interest in the surrounding unexplored acreage is being held for sale. Pending any sale of those properties, we will continue to receive revenue from production from this well. In late 1998 we participated in drilling a successful well in the Horsethief Canyon prospect, in which we hold a 20% working interest, and incurred approximately $160,000 in drilling and completion costs, of which $74,000 was expended in the first quarter. As of the date of this report, the Operator continues to test the well. We anticipate at least two and as many as 17 additional wells may be drilled on the prospect, of which at least two will be drilled in 1999. Our anticipated drilling and completion expenses on the next two wells is anticipated to be approximately $160,000. We also have the option to acquire a 20% working interest in three additional exploratory natural gas drilling prospects generated by Fancher Resources, LLC near the Horsethief Canyon prospect. Our participation in drilling those prospects will be determined by availability of capital resources.

     Because we decided to discontinue further exploration of our Bali and Fiji prospects, we took a non-cash impairment charge totaling approximately $1.25 million at the end of 1998. As a result of this charge, the book value of our oil and natural gas properties was reduced to the approximate amount of the present value of the oil and natural gas reserves on these properties.

     We had general and administrative expenses of $41,400 in the first quarter, compared to $21,600 in the prior year, reflecting more expenses incurred by being a public reporting company and administering our interests in two oil and natural gas prospects. We expect around $110,000 of such expenses for the balance of the fiscal year. Other capital costs associated with participation in acquiring, exploring and drilling of the Horsethief Canyon and nearby prospects will be at least $250,000 and could be as much as $700,000, depending on such factors as the success of initial drilling efforts, decisions by the Operator to conduct additional exploratory drilling and related factors.

     At March 31, 1999 we had approximately $23,000 in cash and receivables of around $19,000. We anticipate that our revenue from the production of the one producing natural gas well on the Bali prospect will be approximately $7,500 to $9,000 monthly during the remainder of 1999, depending upon the production rates and applicable natural gas prices. We are presently completing arrangements for a $150,000 line of credit which will be secured by the personal guarantee of our Chairman. In March our President loaned us $20,500, which he will use to exercise options during the second quarter. This loan will be used to repay amounts owed Fancher Resources, LLC and other accounts payable and to fund some operating expenses. We will require additional capital resources in order for us to complete the 1999 drilling and exploration activities described above and to pay our ongoing operating expenses.

     In May 1998 we commenced a public offering in which we offered up to a maximum of 3,000,000 common shares at $1.00 per share. No shares were sold and expenses incurred in connection with the offering during 1998 were expensed at year end. We have decided to revise the offering and reduce the offering price to $.25 per share, which offering is expected to recommence during the second quarter of 1999. We also extended to July 31, 1999 the expiration date for outstanding warrants entitling the holders to purchase up to 1,180,000 shares of common stock. We plan to reduce the exercise price for these warrants to $.25 per share. We are anticipating that at least a portion of these outstanding warrants will be exercised by the warrant holders. If all the warrants are exercised, of which there is no assurance, we would receive approximately $295,000 by July 31, 1999, the date when the warrants will expire unless they are again extended. If all the warrants should be exercised, the proceeds to th Company would enable the Company to pay its anticipated operating expenses and to participate in the drilling of at least two exploratory wells in 1999. If the Company amends the terms of its public offering and completes the sale of at least 400,000 shares, the anticipated minimum amount of the offering, the Company would receive gross proceeds to approximately $100,000. We can make no assurances as to whether any of the warrants will be exercised or whether we will be able to successfully complete any portion of our anticipated offering.

     Unless a substantial portion of the outstanding warrants are exercised or at least the minimum offering in the anticipated offering is completed or we sell our interests in the Bali and Fiji prospects, we do not believe that our available cash will be sufficient to pay all of our anticipated general and administrative expenses, capital lease costs and anticipated drilling expenses over the next 12 months. As a result we may be unable to participate in drilling any additional exploratory or development wells on the Horsethief Canyon prospect or other nearby prospects. If we are able to raise additional capital we will use the proceeds to pay our ongoing operating expenses and to participate in additional drilling. To fund the anticipated near term capital shortfall, we may accept loans from management or other affiliates, in addition to the line of credit referred to above. Assuming sufficient capital resources become available, we will continue to seek to acquire interests in other oil o natural gas properties.

     We do not have any employees and instead we use consultants for matters pertaining to drilling, property evaluations and administration. We do not presently contemplate hiring employees during the next 12 months.

     Year 2000 Considerations. We have considered the impact of Year 2000 issues on our computer system and applications and developed a remediation plan. Because we are a small company and use computer systems and applications owned by our consultants, we do not anticipate that we will incur any material costs in remediating potential Year 2000 problems. We did not incur any expenses for such purposes in 1998 or during the first quarter. The Company's consultants have confirmed to the Company tha Year 2000 issues on their systems will be detected and remediated by the middle of 1999. We are unable to assess whether Year 2000 issues may affect others in the oil and gas industry with whom we may have operating agreements or other arrangements, such as oil or gas purchasers, pipeline operators, drilling contractors, governmental agencies or others. Problems experienced by such other entities could adversely affect our business.

PART II           Other Information

Item 1.           Legal Proceedings
                  None

Item 2.           Changes in Securities
                  None

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  None

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

                  Exhibit 27 - Financial Data Schedule

                  During the quarter ended March 31, 1999, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAN ENERGY INC.

Signatures                    Title                             Date



/s/ George H. Fancher, Jr.    Chief Operating Officer;          May 17, 1999
--------------------------    and Chairman of the Board
George H. Fancher, Jr.



/s/ Rex Utsler                Chief Financial Officer           May 17, 1999
--------------
Rex Utsler