Form 10QSB
period 1999-06-30
FAN ENERGY INC
filed 1999-08-16
CIK 1057024

Quarterly Report for Small Business Issuers Subject
                      To the 1934 Act Report Requirements

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                        Commission File Number 333-47699

                                 FAN ENERGY INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)

               Nevada                                    77-0140428
      ---------------------------                   -------------------
     (State or other jurisdiction                   (IRS Employer
         of incorporation)                          Identification No.)

1801 Broadway, Suite 720, Denver, Colorado          80202
------------------------------------------         --------
(Address of principal executive offices)          (Zip Code)

                    Issuer's telephone number: (602) 483-8848

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date.

     $.01 par value common stock 10,051,704 shares as of June 30, 1999.

                                 FAN ENERGY INC.

                                   FORM 10-QSB
                                      INDEX


                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets - June 30, 1999 and December 31, 1998                3

           Statements of Operations - Quarter ended and six months ended
              June 30, 1999 and June 30, 1998                                  4

           Statements of Cash Flows - Six months ended June 30, 1999
              and June 30, 1998                                                5

           Notes to Financial Statements                                   6 - 7


Item 2.    Management's Plan of Operation                                      8


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                   9

Item 2.    Changes in Securities                                               9

Item 3.    Defaults Upon Senior Securities                                     9

Item 4.    Submission of Matters to a Vote of Security Holders                 9

Item 5.    Other Information                                                   9

Item 6.    Exhibits and Reports on Form 8-K                                    9

Signatures                                                                     9

PART I

ITEM 1.  FINANCIAL STATEMENTS

                                           FAN ENERGY INC.
                                    (A Development Stage Company)
                                           BALANCE SHEETS

                                               ASSETS

                                                                June 30, 1999   December 31,
                                                                 (Unaudited)       1998
                                                                -------------   -----------
CURRENT ASSET
Cash .......................................................   $    53,544    $    15,875
Accounts receivable, net ...................................        56,483           --
                                                               -----------    -----------
    Total Current Asset ....................................       110,027         15,875

OIL AND GAS PROPERTIES, net ................................       693,010        690,584

DEFERRED OFFERING COSTS ....................................        15,479           --
                                                               -----------    -----------
                                                               $   818,516    $   706,459
                                                               ===========    ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
Note payable - bank ........................................   $    90,000    $      --
Accounts payable ...........................................        75,843          1,736
Due to shareholder .........................................        20,500           --
                                                               -----------    -----------
    Total Current Liabilities ..............................       186,343          1,736
                                                               -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock $.01 par value
     Authorized - 5,000,000 shares
     Issued - none .........................................          --             --
Common Stock, $.001 par value
     Authorized - 95,000,000 shares
     Issued and outstanding - 10,051,704 shares ............        10,052         10,052
Additional paid-in capital .................................     2,249,956      2,249,956
Deficit accumulated during the development stage ...........    (1,728,335)    (1,655,785)
Additional paid-in capital stock options ...................       100,500        100,500
                                                               -----------    -----------
                                                                   632,173        704,723
                                                               -----------    -----------
                                                               $   818,516    $   706,459
                                                               ===========    ===========


                                                FAN ENERGY INC.
                                         (A Development Stage Company)
                                           STATEMENTS OF OPERATIONS
                                                  (Unaudited)
                                                                                                                  Cumulative
                                                                                                                 Amounts from
                                                    Three Months Ended June 30,     Six Months ended June 30,   Jan. 1, 1997 to
                                                        1999            1998            1999           1998      June 30, 1999
                                                        ----            ----            ----           ----     ---------------
REVENUES
 Oil and gas production ......................   $     42,338    $       --      $     63,000    $       --       $    63,000
                                                 ------------    ------------    ------------    ------------     -----------

OPERATING EXPENSES
 Lease operating expenses ....................          8,043            --             9,251            --             9,251
 Depreciation, depletion and amortization ....         36,352            --            57,762            --            57,762
 General and administrative expenses .........         26,999         136,268          68,424         163,463         465,013
 Impairment of oil and gas properties ........           --              --              --              --         1,257,702
 Interest ....................................            139            --               139            --             6,386
                                                 ------------    ------------    ------------    ------------     -----------
                                                       71,533         136,268         135,576         163,463       1,796,114
                                                 ------------    ------------    ------------    ------------     -----------
OTHER INCOME
 Interest ....................................           --             1,704              26           4,753           4,779
                                                 ------------    ------------    ------------    ------------     -----------
NET (LOSS) ...................................   $    (29,195)   $   (134,564)   $    (72,550)   $   (158,710)    $(1,728,335)
                                                 ============    ============    ============    ============     ===========

NET (LOSS) PER COMMON SHARE ..................   $      (.003)   $       (.02)   $       (.01)   $       (.02)    $      (.26)
                                                 ============    ============    ============    ============     ===========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING .................     10,051,704       7,986,704      10,051,704       7,986,704       6,641,871
                                                 ============    ============    ============    ============    ============




                                                          FAN ENERGY INC.
                                                   (A Development Stage Company)
                                                     STATEMENTS OF CASH FLOWS

                                                                                                                       Cumulative
                                                                                                                      Amounts from
                                                                             For the six months ended June 30,       Jan. 1, 1997 to
                                                                                  1999                 1998           June 30, 1999
                                                                                  ----                 ----          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) ..........................................................         $   (72,550)         $  (158,710)         $(1,728,335)
Adjustments to reconcile net (loss) to net
     cash provided by operating activities
Depreciation, depletion and amortization ............................              57,762                 --                 57,762
Impairment of oil and gas properties ................................                --                   --              1,257,702
Stock options .......................................................                --                   --                102,832
Stock for services ..................................................                --                107,500               93,000
Changes in assets and liabilities
     Increase in accounts payable ...................................              49,103                2,753               50,839
     Increase in due to shareholder .................................              20,500                 --                 20,500
     (Increase) in accounts receivable ..............................             (56,483)                --                (56,483)
                                                                              -----------          -----------          -----------

Net cash (used) by operating activities .............................              (1,668)             (48,457)            (202,183)
                                                                              -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for oil and gas properties ...........................             (50,663)            (220,209)          (1,698,949)
                                                                              -----------          -----------          -----------

Net cash (used) in investing activities .............................             (50,663)            (220,209)          (1,698,949)
                                                                              -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from bank loan ........................................              90,000                 --                 90,000
     Proceeds from exercise of common stock warrants ................                --                   --                413,000
     Proceeds from sale of common stock .............................                --                   --              1,500,000
     Cash paid for offering costs ...................................                --                (45,446)             (48,324)
                                                                              -----------          -----------          -----------

Net cash provided (used) by financing activities ....................              90,000              (45,446)           1,954,676
                                                                              -----------          -----------          -----------

NET (DECREASE) INCREASE IN CASH .....................................              37,669             (314,112)              53,544

CASH, BEGINNING OF PERIODS ..........................................              15,875              424,717                 --
                                                                              -----------          -----------          -----------

CASH, END OF PERIODS ................................................         $    53,544          $   110,605          $    53,544
                                                                              ===========          ===========          ===========

                                FAN ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999


The  accompanying   interim  financial  statements  of  FAN  Energy,  Inc.  (the
"Company") are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1998. The current interim periods reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

In the following discussion we are providing an analysis of our financial condition and the Plan of Operation during the next quarter and the balance of the fiscal year. This discussion should be read in conjunction with our financial statements and the notes thereto. Certain matters discussed below are based on potential future circumstances and developments, which we anticipate or expect, but which cannot be assured. Such forward-looking statements include, but are not limited to, our plans to conduct drilling operations, trends in the results of our operations, anticipated rates of production, natural gas and oil prices, operating expenses and our anticipated capital requirements and capital resources. The actual results which we achieve in our operations could differ materially from the matters discussed in the forward-looking statements.

We generated our first revenue during the first quarter of 1999 from a successful exploratory natural gas well in the Bali prospect in the Sacramento Basin of central California. The well generated $20,661 at an average price of $1.68 per MCF during the first quarter of 1999 and $34,564 at an average price of $1.95 per MCF during the quarter ended June 30, 1999. The well has generated a total of $55,225 at an average price of $1.82 per MCF for the six months ended June 30, 1999. We anticipate production and gas prices on the well during the next six months to be comparable to the first six months of the year. The producing well and our interest in the surrounding unexplored acreage is being held for sale. Pending any sale of those properties, we will continue to receive revenue from the producing well.

In late 1998 we participated in drilling a successful oil well in the Horsethief Canyon prospect, in which we hold a 20% working interest. The well did not produce revenue in the first quarter of 1999. During the three months ended June 30, 1999, the well produced 2,892 barrels of oil which was sold at an average price of $17.17 per barrel. We realized $7,223 after taxes and fees from our 16% profit interest in the well during the three months ended June 30, 1999. We anticipate the production will be less and the oil prices on the well during the next quarter to be higher in the next quarter. We anticipate one or two additional wells may be drilled this year on the prospect. Our anticipated drilling and completion expenses on the two wells is anticipated to be approximately $160,000. We also have the option to acquire a 20% working interest in three additional exploratory natural gas drilling prospects generated by Fancher Resources, LLC near the Horsethief Canyon prospect. Our participation in drilling those prospects will be determined by availability of capital resources.

Because we decided to discontinue further exploration of our prospects in the Sacramento Basin, we took a non-cash impairment charge totaling approximately $
1.25 million at the end of 1998. As a result of this charge, the book value of our oil and gas properties was reduced to the approximate amount of the present value of the oil and natural gas reserves on these properties. We had depletion charge for our natural gas well in Bali of $53,367 and $4,396 for our oil well in Horsethief, totaling $57,763 during the six months ended June 30, 1999.

We had general and administrative expenses of $68,424 during the first half of 1999, compared to $163,463 in the prior year. The decrease was mainly due to non-cash equity compensation of 215,000 common shares to directors and officers during the first half of 1998 at an estimated value of $.50 per share or $107,500. The value of the compensation was determined to be $.20 per share or $43,000 subsequent to the June 30, 1998 quarterly report. There was no non-cash equity compensation during the first six months of 1999. We also had cash expenditures of approximately $60,000 for geophysical and lease extension costs, which were capitalized. We expect to incur around $75,000 of general and administrative expenses during the last half of the year. Other capital costs associated with participation in acquiring, exploring and drilling of the Horsethief Canyon and nearby prospects will be at least $250,000 and could be as much as $700,000, depending on such factors as the success of initial drilling efforts, decisions by the Operator to conduct additional exploratory drilling and related factors.

At June 30, 1998 we had approximately $54,000 in cash and $56,000 in receivables. At August 9, 1999 we had approximately $10,000 in cash and $ 12,000 in receivables compared to around $16,000 in cash and no receivables at December 31, 1998. We anticipate that our revenue from the production of the one producing natural gas well on the Bali prospect will be approximately $10,000 to $12,000 monthly during the remainder of 1999, depending upon the production rates and applicable natural gas prices. We believe the production from the oil well on the Horsethief prospect will range between $1,000 to $2,000 monthly during the remainder of 1999, depending upon the production rates and applicable oil prices.

During the second quarter, we obtained a $150,000 line of credit, which was secured by the personal guarantee of our Chairman. At June 30, 1999 and August 9, 1999, we had outstanding loan balances of $90,000 and $50,000, respectively. In March our President loaned us $20,500, which was used to repay amounts owed Fancher Resources, LLC and other accounts payable. We will require additional capital resources in order for us to complete the 1999 drilling and exploration activities and to pay our ongoing operating expenses.

In May 1998 we commenced a public offering in which we offered up to a maximum of 3,000,000 common shares at $1.00 per share. No shares were sold and expenses incurred in connection with the offering during 1998 were expensed at year-end. We have decided to revise the offering and reduce the offering price to $.25 per share, which offering is expected to recommence during the third quarter of 1999. If the Company amends the terms of its public offering and completes the sale of at least 400,000 shares, the anticipated minimum amount of the offering, the Company would receive gross proceeds to approximately $100,000. On July 31, 1999, 1,180,000 warrants to purchase up to 1,180,000 shares of common stock expired. No warrants were exercised. Concurrent with the public offering, we extended the warrants to October 31, 1999. If all the warrants are exercised, of which there is no assurance, we would receive approximately $295,000 by October 31, 1999, the date when the warrants will expire unless they are again extended. If all the warrants should be exercised, the proceeds to the Company would enable the Company to pay its anticipated operating expenses and to participate in the drilling of at least two exploratory wells in 1999. We can make no assurances as to whether any of the warrants will be exercised or whether we will be able to successfully complete any portion of our anticipated offering.

Unless the minimum offering in the anticipated offering is completed or we sell our interests in the Sacramento Basin in California, we do not believe that our available cash will be sufficient to pay all of our anticipated general and administrative expenses, capital lease costs and anticipated drilling expenses over the next 12 months. As a result we may be unable to participate in drilling any additional exploratory or development wells on the Horsethief Canyon prospect or other nearby prospects. If we are able to raise additional capital we will use the proceeds to pay our ongoing operating expenses and to participate in additional drilling. To fund the anticipated near term capital shortfall, we may accept loans from management or other affiliates, in addition to the line of credit guaranteed by the Chairman. Assuming sufficient capital resources become available, we will continue to seek to acquire interest in other oil or natural gas properties.

We do not have any employees and instead we use consultants for matters pertaining to drilling, property evaluations and administration. We do not presently contemplate hiring employees during the next 12 months.

Year 2000 Considerations. We have considered the impact of Year 2000 issues on our computer system and applications and developed a remediation plan. Because we are a small company and use computer systems and applications owned by our consultants, we do not anticipate that we will incur any material costs in remediating potential Year 2000 problems. We did not incur any expenses for such purposes in 1998 or during 1999. The Company's consultants have confirmed to the Company that Year 2000 issues on their systems will be detected and remediated by the third quarter of 1999. We are unable to assess whether Year 2000 issues may affect others in the oil and gas industry with whom we may have operating agreements or other arrangements, such as oil and gas purchasers, pipeline operators, drilling contractors, governmental agencies or others. Problems experienced by such other entities could adversely affect our business.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           During the quarter ended June 30, 1999, the Registrant did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAN ENERGY, INC.

Signatures                       Title                           Date
----------                       -----                           ----



-----------------------------    Chief Operating Officer; and    August __, 1999
George H. Fancher Jr.            Chairman of the Board


-----------------------------    Chief Financial Officer         August __, 1999
Rex Utsler