Form 10QSB
period 1999-09-30
FAN ENERGY INC
filed 1999-11-15
CIK 1057024

Quarterly Report for Small Business Issuers Subject
                      To the 1934 Act Report Requirements

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1999

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

     $.01 par value common stock 10,051,704 shares as of September 30, 1999.

                                 FAN ENERGY INC.

                                   FORM 10-QSB
                                      INDEX


                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets - September 30, 1999 and December 31, 1998           3

           Statements of Operations - Quarter ended and nine months ended
              September 30, 1999 and September 30, 1998                        4

           Statements of Cash Flows - Nine months ended September 30, 1999
              and September 30, 1998                                           5

           Notes to Financial Statements                                       6


Item 2.    Management's Plan of Operation                                    7-8


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                   9

Item 2.    Changes in Securities                                               9

Item 3.    Defaults Upon Senior Securities                                     9

Item 4.    Submission of Matters to a Vote of Security Holders                 9

Item 5.    Other Information                                                   9

Item 6.    Exhibits and Reports on Form 8-K                                    9

Signatures                                                                     9

PART I

ITEM 1.  FINANCIAL STATEMENTS

                                           FAN ENERGY INC.
                                    (A Development Stage Company)
                                           BALANCE SHEETS

                                               ASSETS

                                                               September 30, 1999    December 31, 1998
                                                               ------------------    -----------------
                                                                   (Unaudited)
CURRENT ASSET
Cash ...........................................................  $     7,889          $    15,875
Accounts receivable, net .......................................       42,534                 --
                                                                  -----------          -----------

    Total Current Asset ........................................       50,423               15,875

OIL AND GAS PROPERTIES, net ....................................      660,250              690,584

DEFERRED OFFERING COSTS ........................................       15,356                 --
                                                                  -----------          -----------

                                                                  $   726,029          $   706,459
                                                                  ===========          ===========


                           LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
Accounts payable ...............................................  $    55,308          $     1,736
Due to shareholder .............................................       20,500                 --
Loan payable ...................................................       40,000                 --
                                                                  -----------          -----------
    Total Current Liabilities ..................................      115,808                1,736

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock $.01 par value
     Authorized - 5,000,000 shares
     Issued - none .............................................         --                   --
Common Stock, $.001 par value
     Authorized - 95,000,000 shares
     Issued and outstanding - 10,051,704 shares ................       10,052               10,052
Additional paid-in capital .....................................    2,249,956            2,249,956
Deficit accumulated during the development stage ...............   (1,750,287)          (1,655,785)
Additional paid-in capital stock options .......................      100,500              100,500
                                                                  -----------          -----------
                                                                      610,221              704,723
                                                                  -----------          -----------
                                                                  $   726,029          $   706,459
                                                                  ===========          ===========

                                           FAN ENERGY INC.
                                    (A Development Stage Company)
                                      STATEMENTS OF OPERATIONS
                                             (Unaudited)


                                                                                                             Cumulative
                                                                                                            Amounts from
                                               Three Months Ended Sept. 30,   Nine Months ended Sept. 30,  Jan. 1, 1997 to
                                                   1999           1998            1999            1998     Sept. 30, 1999
                                                   ----           ----            ----            ----     ---------------
REVENUES
 Oil and gas production .................   $     40,486    $       --      $    103,486    $       --      $    103,486
                                            ------------    ------------    ------------       ---------   ------------

OPERATING EXPENSES
 Lease operating expenses ...............          6,112            --            15,363            --            15,363
 Depreciation, depletion and amortization         31,334            --            89,096            --            89,096
 General and administrative expenses ....         41,425          25,315          92,078         188,778         504,963
 Impairment of oil and gas properties ...           --           849,260            --           849,260       1,257,702
 Interest ...............................          1,338            --             1,477            --             7,724
                                            ------------    ------------    ------------       ---------    ------------
                                                  63,913         136,268         198,014       1,038,038       1,858,552
                                            ------------    ------------    ------------       ---------    ------------
OTHER INCOME
 Interest ...............................           --             1,042              26           5,795           4,779
                                            ------------    ------------    ------------       ---------    ------------

NET (LOSS) ..............................   $    (23,427)   $   (873,533)   $    (94,502)   $ (1,032,243)   $ (1,750,287)
                                            ============    ============    ============       =========    ============

NET (LOSS) PER COMMON SHARE .............   $     (.002)    $       (.09)   $       (.01)   $        (10)   $       (.17)
                                            ============    ============    ============      ==========    ============

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING ............    10,051,704       10,051,704      10,051,704      10,051,704      10,051,704
                                            ===========     ============    ============      ==========    ============




                                           FAN ENERGY INC.
                                    (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS

                                                                                                                       Cumulative
                                                                                                                       Amounts from
                                                                              For the nine months ended Sept 30,     Jan. 1, 1997 to
                                                                                   1999                 1998         Sept. 30, 1999
                                                                                   ----                 ----         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) ..........................................................         $   (94,502)         $(1,032,243)         $(1,750,287)
Adjustments to reconcile net (loss) to net
     cash provided by operating activities
Depreciation, depletion and amortization ............................              89,096                 --                 89,096
Impairment of oil and gas properties ................................                --                849,260            1,257,702
Stock options .......................................................                --                   --                102,832
Stock for services ..................................................                --                107,500              107,500
Changes in assets and liabilities
     Increase in accounts payable ...................................              53,572               64,922               55,308
     Increase in due to shareholder .................................              20,500                 --                 20,500
     Increase in loan payable .......................................              40,000                 --                 40,000
     Increase in accounts receivable, net ...........................             (42,534)                --                (42,534)
     Increase in deferred offering costs ............................             (15,356)             (46,646)             (15,356)
                                                                              -----------          -----------          -----------
Net cash (used) provided by operating activities ....................              50,776              (57,207)            (135,239)

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for oil and gas properties ...........................             (58,762)            (426,950)          (1,721,548)
                                                                              -----------          -----------          -----------
Net cash (used) in investing activities .............................             (58,762)            (426,950)          (1,721,548)
                                                                              -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of common stock warrants ................                --                413,000              413,000
     Proceeds from sale of common stock .............................                --                   --              1,500,000
     Cash paid for offering costs ...................................                --                   --                (48,324)
                                                                              -----------          -----------          -----------

Net cash provided by financing activities ...........................                --                413,000            1,864,676
                                                                              -----------          -----------          -----------

NET (DECREASE) INCREASE IN CASH .....................................              (7,986)             (71,157)               7,889

CASH, BEGINNING OF PERIODS ..........................................              15,875              424,717                 --
                                                                              -----------          -----------          -----------

CASH, END OF PERIODS ................................................         $     7,889          $   353,560          $     7,889
                                                                              ===========          ===========          ===========

                                FAN ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



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

The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

                                FAN ENERGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


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

We generated our first revenue during the first quarter of 1999 from a successful exploratory natural gas well in the Bali prospect in the Sacramento Basin of central California. The well has generated $ 93,161 at an average price of $ 1.94 per MCF during the nine months ended September 30, 1999 and approximately $ 37,900 at an approximate average price of $ 2.14 per MCF during the quarter ended September 30, 1999. We anticipate production and gas prices on the well during the next three months to be comparable to the three months for the quarter ended September 30, 1999. The producing well and our interest in the surrounding unexplored acreage is being held for sale. Pending any sale of those properties, we will continue to receive revenue from the producing well.

In late 1998 we participated in drilling a successful oil well in the Horsethief Canyon prospect, in which we hold a 20% working interest. The well did not produce revenue in the first quarter of 1999. During the six months ended September 30, 1999, the well produced 3,644 barrels of oil which was sold at an average price of $ 18.00 per barrel. We realized $ 9,552 after taxes and fees from our 16% profit interest in the well during the six months ended September 30, 1999. We anticipate the production and the oil prices on the well during the next quarter to be comparable to this quarter which produced 752 barrels of oil at an average price of $ 21.20 per barrel. We decided to farm out as much interest as was required to carry our remaining interest to the casing point in our Hoursethief Canyon Prospect. We have agreed to sell a 10% working interest in the spacing unit for the next well for $ 25,000, which should be sufficient to fund the remaining 7.8125% working interest we have in the subject well to the casing point. If we elect to complete the well, it will owe an additional $ 16,100. After payout, we will have a 9.21875% working interest until the well recovers 300% of drilling and completion costs afterwhich our interest will reduce to 8.59375%. We have agreed to be subject to the balance of the agreement pertaining to the 10% interest sold. We will receive 20% of the prospect fee of $ 27,700 after the first option well on the next seven locations drilled.

Because we decided to discontinue further exploration of our prospects in the Sacramento Basin, we took a non-cash impairment charge totaling approximately $
1.25 million at the end of 1998. As a result of this charge, the book value of our oil and gas properties was reduced to the approximate amount of the present value of the oil and natural gas reserves on these properties. We depleted our natural gas well in Bali $ 83,557 and our oil well in Horsethief $ 5,539 totaling $ 89,096 during the nine months ended September 30, 1999.

We had general and administrative expenses of $ 92,000 during the first nine of 1999, compared to $ 188,778 in the prior year. The decrease was mainly due to non-cash equity compensation of 215,000 common shares to directors and officers during the first half of 1998 at an estimated value of $.50 per share or $ 107,500. The value of the compensation was determined to be $.20 per share or $ 43,000 subsequent to the June 30, 1998 quarterly report. There was no non-cash equity compensation during the first nine months of 1999. We also had cash expenditures of approximately $ 60,000 for geophysical and lease extension costs, which were capitalized. We expect to incur around $ 40,000 of general and administrative expenses during the last quarter of the year. Other capital costs associated with participation in acquiring, exploring and drilling of the Horsethief Canyon and nearby prospects will be at least

$ 250,000 and could be as much as $ 700,000, depending on such factors as the success of initial drilling efforts, decisions by the Operator to conduct additional exploratory drilling and related factors.

At September 30, 1999 we had approximately $ 7,900 in cash and $ 42,500 in receivables. At November 12, 1999 we had approximately $ 22,400 in cash and $ 15,500 in receivables compared to around $ 16,000 in cash and no receivables at December 31, 1998. We anticipate that our revenue from the production of the one producing natural gas well on the Bali prospect will be approximately $ 10,000 monthly during the remainder of 1999, depending upon the production rates and applicable natural gas prices. We believe the production from the oil well on the Horsethief prospect will approximate $ 1,000 monthly during the remainder of 1999, depending upon the production rates and applicable oil prices.

During the second quarter, we obtained a $ 100,000 line of credit, which was secured by the personal guarantee of our Chairman. At September 30, 1999 and November 12, 1999, we had outstanding loan balances of $ 40,000 and $ 30,000, respectively. In March our President loaned us $ 20,500, which was used to repay amounts owed Fancher Resources, LLC and other accounts payable. We will require additional capital resources in order for us to complete the 1999 drilling and exploration activities and to pay our ongoing operating expenses.

In May 1998 we commenced a public offering in which we offered up to a maximum of 3,000,000 common shares at $ 1.00 per share. No shares were sold and expenses incurred in connection with the offering during 1998 were expensed at year-end. We have decided to revise the offering with an anticipated offering date early during the year 2000. The revised terms of the offering have not been determined. On October 31, 1999, 1,180,000 warrants to purchase up to 1,180,000 shares of common stock expired. No warrants were exercised. Concurrent with the public offering, we extended the warrants to December 30, 1999. If all the warrants are exercised, of which there is no assurance, we would receive approximately $ 295,000 by December 30, 1999, the date when the warrants will expire unless they are again extended. If all the warrants should be exercised, the proceeds to the Company would enable the Company to pay its anticipated operating expenses and to participate in the drilling of at least two exploratory wells in 1999. We can make no assurances as to whether any of the warrants will be exercised or whether we will be able to successfully complete any portion of our anticipated offering.

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

Year 2000 Considerations. We have considered the impact of Year 2000 issues on our computer system and applications and developed a remediation plan. Because we are a small company and use computer systems and applications owned by our consultants, we do not anticipate that we will incur any material costs in remediating potential Year 2000 problems. We did not incur any expenses for such purposes in 1998 or during 1999. The Company's consultants have confirmed to the Company that Year 2000 issues on their systems will be detected and remediated by the end of the year. We are unable to assess whether Year 2000 issues may affect others in the oil and gas industry with whom we may have operating agreements or other arrangements, such as oil and gas purchasers, pipeline operators, drilling contractors, governmental agencies or others. Problems experienced by such other entities could adversely affect our business.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

     During the quarter ended September 30, 1999, the Registrant did not file any reports on Form 8-K.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAN ENERGY, INC.

Signatures                     Title                           Date
----------                     -----                           ----



---------------------------    Chief Operating Officer; and   November 15, 1999
George H. Fancher Jr.          Chairman of the Board


---------------------------    Chief Financial Officer        November 15, 1999
Rex Utsler