Form 10QSB/A
period 1999-09-30
FAN ENERGY INC
filed 1999-11-18
CIK 1057024

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

We generated our first revenue during the first quarter of 1999 from a successful exploratory natural gas well in the Bali prospect in the Sacramento Basin of central California. The well has generated $93,161 at an average price of $1.94 per MCF during the nine months ended September 30, 1999 which included approximately $37,900 at an approximate average price of $2.14 per MCF during the quarter ended September 30, 1999. We anticipate production and gas prices on the well during the next three months to be comparable to the three months for the quarter ended September 30, 1999. The producing well and our interest in the surrounding unexplored acreage is being held for sale. Pending any sale of those properties, we will continue to receive revenue from the producing well.

In late 1998 we participated in drilling a successful oil well in the Horsethief Canyon prospect, in which we hold a 20% working interest. The well did not produce revenue in the first quarter of 1999. During the six months ended September 30, 1999, the well produced 3,644 barrels of oil which was sold at an average price of $18.00 per barrel. We realized $9,552 after taxes and fees from our 16% net revenue interest in the well during the nine months ended September 30, 1999. In the third quarter we produced 752 barrels of oil at an average price of $21.20 per barrel from the Horsethief prospect. Due to the costs associated with operating in the winter in this area, the Horsethief Canyon Federal #30-12 well has been shut-in and operations will be suspended until the spring of 2000. In order to meet the requirements of the Horsethief Canyon Shallow Unit Agreement, which requires a development well to be drilled within 180 days, part of our interest in the west offset well was farmed out to a third party. We agreed to sell a 10% working interest in the spacing unit for the next well for $25,000, which should be sufficient to fund the remaining 7.8125%
working interest we have in the well to the casing point. If the well is completed we will owe an additional $16,100. After payout, we will have a 9.21875% working interest until the well recovers 300% of drilling and completion costs after which our interest will reduce to 8.59375%. We have agreed to be subject to the balance of the agreement pertaining to the 10% interest sold. We will receive 20% of the prospect fee of $27,700 after the first option well on the next seven locations drilled in this field.

Because we decided to discontinue further exploration of our prospects in the Sacramento Basin, we took a non-cash impairment charge totaling approximately $1.25 million at the end of 1998. As a result of this charge, the book value of our oil and gas properties was reduced to the approximate amount of the value of the oil and natural gas reserves on these properties at December 31, 1998. Depletion on our natural gas well in Bali was $83,557 and for our oil well in Horsethief was $5,539, totaling $89,096 during the nine months ended September 30, 1999.

We had general and administrative expenses of $92,000 during the first nine months of 1999, compared to $188,778 in the prior year. The decrease was mainly due to non-cash equity compensation of 215,000 common shares to directors and officers during the first half of 1998 at an estimated value of $.50 per share or $ 107,500. The value of the compensation was determined to be $.20 per share or $ 43,000 subsequent to the June 30, 1998 quarterly report. There was no non-cash equity compensation during the first nine months of 1999. We also had cash expenditures of approximately $60,000 for geophysical and lease extension costs, which were capitalized. We expect to incur around $40,000 of general and administrative expenses during the last quarter of the year. Other capital costs associated with participation in acquiring, exploring and drilling of the Horsethief Canyon and nearby prospects will be at least $250,000 and could be as much as $700,000, depending on such factors as the success of initial drilling efforts, decisions by the Operator to conduct additional exploratory drilling and related factors.

At September 30, 1999 we had approximately $7,900 in cash and $42,500 in receivables. At November 12, 1999 we had approximately $22,400 in cash and $ 15,500 in receivables compared to around $16,000 in cash and no receivables at December 31, 1998. We anticipate that our revenue from the production of the one producing natural gas well on the Bali prospect will be approximately $10,000 monthly during the remainder of 1999, depending upon the production rates and applicable natural gas prices. No revenue is anticipated from the Horsethief prospect through at least the first quarter of 2000.

During the second quarter, we obtained a $100,000 line of credit, which was secured by the personal guarantee of our Chairman. At September 30, 1999 and November 12, 1999, we had outstanding loan balances of $40,000 and $30,000, respectively. In March our President loaned us $20,500, which was used to repay amounts owed Fancher Resources, LLC and other accounts payable. We will require additional capital resources in order for us to complete the 1999 drilling and exploration activities and to pay our ongoing operating expenses.

In May 1998 we commenced a public offering in which we offered up to a maximum of 3,000,000 common shares at $1.00 per share. No shares were sold and expenses incurred in connection with the offering during 1998 were expensed at year-end. We have decided to revise the offering with an anticipated offering date early during the year 2000. The revised terms of the offering have not been determined. On October 31, 1999, 1,180,000 warrants to purchase up to 1,180,000 shares of common stock expired. No warrants were exercised. Concurrent with the public offering, we extended the warrants to December 30, 1999. If all the warrants are exercised, of which there is no assurance, we would receive approximately $295,000 by December 30, 1999, the date when the warrants will expire unless they are again extended. If all the warrants should be exercised, the proceeds to the Company would enable the Company to pay its anticipated operating expenses and to participate in the drilling of at least two exploratory wells in 1999. We can make no assurances as to whether any of the warrants will be exercised or whether we will be able to successfully complete any portion of our anticipated offering.

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

FAN ENERGY, INC.

Signatures                     Title                           Date
----------                     -----                           ----


/s/ George H. Fancher, Jr.
---------------------------    Chief Operating Officer; and   November 17, 1999
George H. Fancher Jr.          Chairman of the Board

/s/ Rex Utsler
---------------------------    Chief Financial Officer        November 17, 1999
Rex Utsler