Form 10KSB40
period 1999-12-31
FAN ENERGY INC
filed 2000-03-31
CIK 1057024

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                to
                                   ---------------    --------------------

                          Commission File No. 333-47699

                                 FAN ENERGY INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


               Nevada                                     77-0140428
      ------------------------------               ---------------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification Number)

1801 Broadway Suite 720, Denver, Colorado                   80202
-----------------------------------------                  --------

(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number:  (303) 296-6600

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

                     (Common Stock (Par Value $.01 Per Share)
                      --------------------------------------
                                 Title of Class

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ]No.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $152,832

     As of December 31, 1999 the issuer had 9,451,492 shares of its $0.01 par value common stock issued and outstanding. As there is no public trading market for Registrant's securities, Registrant is unable to determine the aggregate market value of the common stock, the Registrant's only class of voting stock, held by nonaffiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


       Transitional Small Business Issuer Disclosure Format Yes [ ] No [X]

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

ITEM 1.   DESCRIPTION OF BUSINESS.

     (a) GENERAL DEVELOPMENT OF BUSINESS

     Fan Energy Inc. ("Fan" or the "Company") is an independent energy company engaged in the exploration and acquisition of crude oil and natural gas reserves. Originally formed as an Idaho corporation in the early 1900s, the Company's predecessor was not successful in the exploration of mining properties. In 1988 the predecessor was merged into a newly-formed Nevada corporation as Eastern Star Mining, Inc. and it was inactive thereafter, with no assets or liabilities through the end of 1996. In early 1997 the corporation was reactivated when the holder of a majority of the outstanding common stock transferred control of the inactive corporation. The transferee elected new directors and officers and caused the Company to effect a 10-into-1 reverse stock split. Thereafter, the Company raised capital through the sale of its securities and acquired an interest in its oil and gas properties for cash and common stock. For a description of the transaction in which the Company acquired the properties, see Item 2. "Description of Properties." The name of the corporation was changed to Fan Energy Inc. in December 1997. The Company conducted no business activities until 1998 when it participated in drilling wells. In 1999 the Company received its first revenue from the production from the wells in which it owns an interest, as described below.

     (b) NARRATIVE DESCRIPTION OF THE BUSINESS

     Fan' business is presently to acquire and develop oil and natural gas properties. Fan intends to develop oil and natural gas properties in regions with known producing horizons, significant available undeveloped acreage and considerable opportunities to increase reserves, production and ultimate recoveries through exploratory and development drilling and acquisition of producing properties. Our present activities are focused in the Green River Basin in Wyoming and the Sacramento Basin in central California where our exploration and development prospects are located.

     Fan holds an undivided net working equal to approximately 20% in a 5,760 acre prospect located in Sweetwater County, Wyoming. Two exploratory wells have been drilled on the prospect, with the first well completed as an apparent oil producer and the second as a marginally productive natural gas well. Both wells were shut-in for the winter months of 1999 and early 2000 because of the weather. As of the date of this report, both wells were still shut-in. The operator of the well, Fancher Oil LLC ("Operator") expects additional wells to be drilling on this prospect in 2000 and thereafter. Because of the Company's limited financial resources, it is likely that the Company would farm-out all or a portion of its interest in these properties for development by others, with the expectation that the Company would receive a reduced interest in future wells, with most of the Company's share of drilling and development expenses being paid for by other participants. The Company also has the right to participate with a minority working interest in other prospects which the Operator intends to explore in the vicinity of this prospect and which could result in the drilling of other exploratory wells in 2000 or thereafter. Again, the Company would expect to determine whether or not to participate in any given well based on its financial condition and other factors at the time that the well is commenced. The Company may choose to forfeit any interest in these nearby prospects due to its limited financial resources.

     The Company also holds an undivided 25% working interest in two exploratory prospects located in Yolo and Solano Counties in the Sacramento Basin near Sacramento, California which has been held for sale since late 1999. The prospects now total approximately 25,520 gross acres. In 1998, the Company participated in drilling five exploratory wells on the property, one of which was completed as a producer. In 1998 the operator of the prospects, a nonaffiliated independent oil and gas company, and the Company together completed a three dimensional seismic ("3-D Seismic") survey and identified several potential drilling sites. The initial three exploratory wells on one of the prospects and the first exploratory well on the other prospect, in which the Company had a 6.25% working interest, were plugged and abandoned as dry holes in 1998. The fifth well, on the second prospect, was placed on production early in 1999. The Company's principal revenue is derived from its share of production from this well. The Company is seeking to sell its interest in these two exploratory prospects and the producing well in the Sacramento Basin.

     We intend to use our present cash assets, any proceeds received from sale of the Sacramento Basin prospects and from a securities offering, and any proceeds from the exercise of outstanding stock purchase warrants to meet the capital requirements for exploration and development of its current properties and to acquire similar types of interests in other oil and natural gas properties in the United States and Canada.

     The Company presently has only limited reserves of oil and natural gas, limited production and relatively limited cash flow. When the two shut-in wells in Sweetwater County, Wyoming are again placed on production, the Company anticipates relatively little additional cash flow from those operations. The Company does not serve as the Operator in its two present projects. Because it is not the Operator, the Company is not generally in a position to make determinations with respect to where and when exploratory or other wells will be drilled, the timing of the drilling, the conduct of day-to-day activities and related management of the exploitation of the properties. However, in the Sacramento Basin prospects the Company, or any other owner of an undivided working interest, is authorized to propose certain exploration activities and to become the operator for that activity if the Operator declines to act. See "Item
2. Description of Properties."

Business Strategy

     Our intended strategy is to develop and increase oil and natural gas reserves, production and revenue for the Company and includes the following key elements.

     o Utilize State-of-the-Art Technologies. Certain of our officers, directors and consultants have experience in utilizing 3-D Seismic data and related "state-of-the-art" technologies for analyzing oil and natural gas drilling and development opportunities. The Company intends to continue to analyze and review oil and natural gas prospects which the Company holds or acquires based on analysis of 3-D Seismic data and related technologies, including "amplitude versus offset" or "AVO" seismic analysis. The Company's efforts will be focused on improving drilng success rates and accelerating the development of oil and natural gas reserves.

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

     o Acquire Interests in Producing Oil and Natural Gas Properties. Fan will continue to evaluate potential acquisitions of interests in producing and nonproducing oil and natural gas properties in the United States and Canada which may become available on terms which the Company believes will be attractive and which have the potential to add to our reserves and production through the application of lower risk exploitation and exploration techniques. These acquisitions would be subject to the availability of properties deemed suitable by the Board of Directors, availability of financial resources, location and other factors.

     Fan will also consider other business opportunities which become available, including opportunities outside the oil and gas business.

Acquisitions of Other Properties

     Fan does not presently intend to operate oil and gas properties, but instead will focus upon acquiring and holding properties which management of the Company believes, utilizing 3-D Seismic and other state-of-the-art technologies, have a good potential to develop significant oil or natural gas production and reserves. The Company presently has not identified any such properties for acquisition and it is not likely that additional properties will be acquired until the Company has attained additional capitalization, either with the proceeds of this Offering, the exercise of outstanding warrants or from other sources.

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

Marketing of Production

     The price to be received by the Company for any oil and natural gas production which may be established on Company properties will depend upon numerous factors beyond the Company's control, including seasonality, the condition of the national and international economies, the availability of foreign imports, political conditions in other oil and natural gas producing countries, domestic governmental regulations, legislation and policies, decreases in the prices of oil or natural gas could have an adverse affect on the value of any reserves established by the Company and the Company's cash flow from any production which may be established. In February 2000, the price paid by natural gas purchasers in the Sacramento Basin of central California was approximately $2.10 per mcf and in the Green River Basin of southeastern Wyoming the price paid for oil produced in that area was approximately $25 per barrel and for natural gas approximately $2.00 per mcf. Such prices could be higher or lower at the time that any production from the Company's exploratory activities is available for sale, depending upon the above factors and other unforseen circumstances.

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

Employees

     As of the date of this report, the Company had no employees. The Company's five directors and four part time consultants provide management and other services.

ITEM 2.   DESCRIPTION OF PROPERTY.

Principal Properties

     The Company holds interests in three wells and exploratory prospects in two geographical areas.

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

     In October 1998, the Company entered into an agreement with Fancher Oil LLC, in which the Company acquired a twenty percent (20%) working interest in approximately 3,525 acres including seismic options, farmins and trades, hereinafter referred to as the Horsethief Canyon Prospect. Subsequently, a 5,760 acre Federal Exploratory Unit was formed and a 3D Seismic exploration program was completed. The Company then participated in the drilling of the H.C. Federal #30-12, centrally located in the prospect acreage. The well was completed as an apparent oil and natural gas producer in two zones of the Second Frontier formation and is awaiting the installation of surface facilities and pipeline connection. The drilling confirmed the results of the 3-D Seismic and analysis of the older wells in the area. Production in this initial well commenced in the summer of 1999 and the well produced approximately 613 barrels of oil, net the Company's interest, until the well was shut-in for the winter in late 1999. A second well, which is expected be a marginal natural gas well, was drilled and completed in late summer 1999 and has not yet been commercially produced. A reserve study prepared by an independent petroleum engineer projected that these wells will produce approximately 14.6 MMCF of natural gas and 3,000 barrels of oil over their lifetime net to Fan's interests.

     [Presently, there is one proposed development location near the discovery well which is expected to find similar sands in a structurally higher position as encountered in the initial wells, based on subsurface geology and the 3-D Seismic survey. This location was classified as "probable" in the reserve study and no reserves were included in the Company's estimates. Drilling of this additional development location may be commenced in 2000 or thereafter. Fancher Oil LLC ("Fancher") is the designated Operator of this project and has between 27.5% and 55% working interest in the Federal Exploratory Unit. The Company's working interest in future wells will range from 7% to 20%, depending on the location of the well, and what portion of its interest the Company transfers to others in advance of drilling. Fan also has the right, but not the obligation, to participate for up to 20% of Fancher's working interest in any additional acreage or farmins that may be acquired by Fancher in the area of mutual interest (AMI) established for this prospect.]

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

     Under the Participation Agreements, the Company is entitled to receive a 25% net working interest (approximately a 18.75% net revenue interest) in oil and natural gas leases and other property interests obtained by the Operator in two prospects, designated the "Fiji" prospect and the "Bali" prospect, included in an area of mutual interest defined in each Participation Agreement ("AMI"). The two AMIs total approximately 70 square miles and the Operator obtained oil and gas leases or lease options totaling approximately 30,000 net acres on the two prospects. Subsequently, leases and options covering all but approximately 14,900 acres were surrendered. The Operator is authorized to continue to acquire additional lease acreage in the AMI. The Company is obligated to pay 33.75% of leasehold acquisition costs, oil and gas lease rentals and renewals, and costs incurred in connection with acquisition of 3-D Seismic data within the two AMI's surrounding the two prospects, for the Company's 25% working interest in the prospects. Each of the other four working interest owners (other than the Operator) also is required to pay a portion of expenses larger than its working interest. Through December 31, 1999 the Operator had incurred approximately $3.7 million for land acquisition and 3-D Seismic data expenses, of which the Company and its predecessor had paid approximately $1.25 million.

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

     The one successful well in which Fan holds an interest in this project commenced production in early 1999. In the reserve study, the independent petroleum engineer estimated that the existing well would produce approximately
182.3 MMCF and one proved development well would ultimately product approximately 129.0 MMCF, net to Fan's interest, through approximately 2005.

     Fan does not presently expect to participate in any additional exploratory drilling activities on these prospects and is holding its interest for sale to others, although no potential purchaser has indicated a willingness to purchase these properties on terms which Fan would consider reasonable.

Title to Properties

     Fan has the right to acquire from the Operator satisfactory title to all interest in the two prospects where it holds an interest in accordance with standards generally accepted in the oil and natural gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which we believe do not materially interfere with the use of or affect the value of our properties. The remaining acreage is held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

Current Operations

     The Company plans to continue to monitor development activities in the vicinity of the Horsethief Canyon Prospect located in Sweetwater County, Wyoming. The Company participated in two exploratory wells, one of which is primarily an oil well producer and one is expected to produce low volumes of natural gas. Both wells were shut-in over the winter of 1999-2000. Until a natural gas pipeline is extended into the area of these wells, it is likely that additional drilling activity will be curtailed. Fan will consider transferring a portion or all of its interest in this prospect to others in return for a carried interest in the wells.

     In addition, the Company has the right to participate in three additional prospects that Fancher Oil LLC has developed in the vicinity of the Horsethief Canyon Prospect that could result in the drilling of additional exploratory wells in 2000 or thereafter. These prospects are referred to as the Northeast Marianne, Southwest Marianne and Masterson Prospects. The Company has the right, but not the obligation, to participate for up to 20% of Fancher Oil LLC's interest in these prospects, including acreage, farmins or trades. The primary objective of these prospects are the Second and Third Frontier sands with the Muddy, Dakota and Lakota formations as secondary objectives. Participation by the Company will depend upon the Company's available capital resources and drilling success in the initial wells.

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

Acreage

     The following table sets forth, as of December 31, 1999, the gross and net acres of oil and natural gas leases which the Company beneficially holds or has the right to acquire.

Prospect Area                               Developed             Undeveloped
-------------                            ---------------        ---------------
                                         Gross       Net        Gross       Net
                                         -----       ---        -----       ---
Green River Basin
   Horsethief Prospect ...............     --         --        3,525        705
Sacramento Basin:
   Bali Prospect .....................    160         40       11,389      2,847
                                          ---         --       ------      -----
         Total .......................    160         40       14,914      3,552

Reserves

     As of December 31, 1999, the Company had interests in three productive wells (.41 net wells) in two areas. The wells are operated by others under arrangements standard in the industry. The following is information about the reserves attributable to the Company's properties at December 31, 1999, as estimated by an independent petroleum engineer.

                                                                   Discounted
                                           Net Gas      Net Oil   Present Value
                                           -------      -------   -------------
Prospect                                   (MMCF)        (MBO)       ($M)(1)
--------

Sacramento Basin ......................    311.3(2)        -          402.1
Green River Basin .....................    14.6(3)         .3          6.1
                                          -----           ---          ---
         Total ........................     325.9          .3         408.2

----------------

(1) Present value of future net revenue, discounted at 10% before any related income taxes. Assumed product prices used were prices in effect in the areas at December 31, 1999 without escalation, net of heat content adjustments, gathering costs and compression charges, or $2.06 per mcf in the Sacramento Basin, $1.00 per mcf in the Green River Basin and $24.75 per barrel for oil in Wyoming. All prices were assumed to remain flat over the productive lives of the wells. Operating costs utilized were estimated costs for the wells at a flat rate ($1,525 per well per month in California and $5,200 per well per month in the Wyoming properties) without escalation.

(2) Includes one well which commenced production in January 1999 and one proved undeveloped (undrilled) well.

(3) Includes two proved nonproducing wells. Does not include one potential well assumed to be "probable" of future successful development.

Drilling Activity

     The  following  table   summarizes  the  Company's  oil  and  gas  drilling
activities for 1999.

                                                            Productive                         Nonproductive
                                                      ------------------------         ---------------------------
Exploratory Wells Drilled                             Gross Wells     Net Well         Gross Wells        Net Well
-------------------------                             -----------     --------         -----------        --------
   Sacramento Basin, California..................         --             --                 --               --
   Green River Basin, Wyoming....................        1.0           .0775                --               --

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

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     (a)  PRINCIPAL MARKET OR MARKETS

     The Company's common stock is not listed on any exchange and there is no public trading market for the common stock, and there has been no market.

     (b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of March 1, 2000, the Company had 9,451,492 shares of common stock outstanding, held by approximately 522 stockholders.

     (c)  DIVIDENDS

     The Company has never declared or paid cash dividends on its common stock and anticipates that future earnings, if any, will be retained for development of its business.

     (d)  RECENT SALES OF UNREGISTERED SECURITIES

     The following is information with respect to all unregistered securities sold by the Company within the past three years:

     (i) On June 2, 1997 the Company issued 2,500,000 shares of its common stock and 2,500,000 stock purchase warrants to eight non-U.S. citizens for $500,000 in a private transaction. Each of the warrants entitles the holder to purchase one additional share of common stock of the Company at an exercise price of $0.20 per share on or before June 2, 1999. No underwriter was involved in the transaction and there were no underwriting discounts or commissions. The issuance of the securities was exempt from registration under Rule 504 adopted under Regulation D of the Securities Act. Form D was filed by the Company.

     (ii) On August 29, 1997 the Company issued 2,250,000 shares of its common stock to George H. Fancher Jr. in connection with the acquisition by the Company of oil and gas properties. Upon issuance of the shares, certificates representing the shares were delivered to an escrow agent pending completion of the acquisition transaction. The acquisition transaction was completed on or about November 11, 1997 at which time the shares were delivered to Mr. Fancher. In the transaction, the Company received an assignment of Mr. Fancher's undivided interest in two natural gas exploration and development prospects located in the southern part of the Sacramento Basin in California. The Company paid $907,951 in cash and issued the 2,250,000 shares of common stock, valued at $300,000, for the properties. The total of the cash and the stock is intended to be equal to Mr. Fancher's cost in acquiring and developing the property prior to transfer to the Company. No underwriter was involved in the transaction. The issuance of the securities to Mr. Fancher was exempt under Section 4(2) of the Securities Act. Mr. Fancher acquired the securities for investment, certificates representing the securities were marked with a restrictive legend and stop transfer instructions were placed with the Company's stock transfer agent. In accordance with the terms of the acquisition, because fewer than 10 wells had been successfully completed on the prospects, effective December 31, 1999 Mr. Fancher surrendered 750,000 of the shares to the Company for cancellation.

     (iii) On September 15, 1997 the Company issued 250,000 shares of its common stock to six persons for services valued by the Company at $50,000. Of the six persons, one is a Canadian attorney who received 25,000 shares for service as a director of the Company and for preparation of documentation for the Company in connection with the acquisition of oil and gas properties and advise to the officers concerning certain aspects of the acquisition. A second person, also a director at the time of issuance of the shares, was also the Secretary and Treasurer of the Company and received 50,000 shares. He provided financial and accounting services to the Company and maintained its books and records. Two of the persons, each of whom received 50,000 shares, have substantial experience in the oil and natural gas business and served as consultants to the Company in connection with the acquisition of the natural gas exploration properties. They reviewed in detail the geologic and related data available concerning the properties and advised the officers concerning the advisability of the acquisition. A third consultant also received 50,000 shares, and agreed in August 1997 to become a director of the Company at the time that the acquisition of the oil and gas properties was completed, he assisted the Company to prepare and document its financing and exploration plan and to evaluate and budget the plan of development of the natural gas exploration properties. Of the three consultants, two became directors in November 1997 and the third agreed to provide ongoing consulting services to the Company. The sixth person, who received 25,000 shares, is an employee of a business owned by the President of the Company and an administrative assistant to the President. This person provided office, administrative and stenographic services to the Company. Each of the persons to whom the shares were issued had full knowledge of the business and affairs of the Company, each signed a written investment letter which acknowledged the receipt of information concerning the Company and each agreed to hold the shares issued for investment purposes, the certificates representing the shares each bear a restrictive legend and stop transfer instructions were entered with the Company's stock transfer agent. No underwriter was involved in the transactions. Based on the foregoing facts, the issuance of the securities was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 adopted thereunder.

     (iv) On October 31, 1997 the Company issued 2,000,000 shares of its common stock and warrants to purchase 1,000,000 shares of common stock to 10 non-U.S. citizens for $1,000,000. Each of the warrants entitles the holder to purchase one additional share of common stock at an exercise price of $0.60 per share on or before October 31, 1999. The Company issued cash finder's fees totaling $45,000 and issued warrants entitling the holders to purchase up to 180,000 shares of common stock to three nonaffiliated, non-U.S. citizen finders in connection with the transaction. The Company's President, William E. Grafham, participated in the private placement and purchased 200,000 shares and 100,000 warrants for $100,000. In 1999 we extended the expiration date of all 1,180,000 warrants to October 31, 2000, and reduced the exercise price to $0.15 per share. The issuance of the securities was exempt from registration pursuant to Regulation S adopted under the Securities Act. Each of the purchasers agreed that no sale of any of the securities would be made to any U.S. Person, as defined in Regulation S, except in compliance with the Securities Act.

     (v) In September 1998, the Company issued 2,065,000 shares of its common stock to eight persons upon exercise of outstanding warrants originally issued June 2, 1997 (see Item 26(b) above). The warrants were exercised at $0.20 per share for total proceeds of $413,000. 435,000 unexercised warrants expired at the end of August 1999. No underwriter was involved in the transaction and there were not underwriting discounts or commissions. The issuance of the securities was exempt from registration under Section 4(2) of the Securities Act. Each of the persons exercising warrants acquired the securities for investment, certificates representing the securities were marked with a restrictive legend and stop transfer instructions were placed with the Company's stock transfer agent.

     (vi) Effective July 1, 1998, the Company issued 215,000 shares of its common stock to four officers and directors of the Company in consideration for services valued at $43,000 which were provided to the Company through June 30, 1998. At the end of 1999 one director surrendered 50,000 of the shares to the Company for cancellation. No underwriter was involved in the transaction. The issuance of securities to the individuals were exempt under Section 4(2) of the Securities Act. Each of the persons to whom the shares were issued acquired the securities for investment, certificates representing the securities were marked with a restrictive legend and stop transfer instructions were placed with the Company's stock transfer agent.

     (e) PROCEEDS FROM SALE OF REGISTERED SECURITIES

     In 1998 the Company registered 3,000,000 shares of common stock for a contemplated public offering in Registration No. 333-64448 which was declared effective May 14, 1998. The offering was discontinued in late 1998 because the Company was unable to complete the sale of the minimum number of shares offered. None of the registered shares were sold. In 1999, the Company re-registered the shares with a view towards recommencement of the public offering. Due to a deterioration in the market for public companies in the oil and gas business, the offering was again deferred before the post-effective amendment to the registration statement was made effective. The Company will consider recommencement of its offering at an appropriate time in the future.

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

     We generated our first revenue during the first quarter of 1999 from a successful exploratory natural gas well in the Bali prospect in the Sacramento Basin of central California. The well has generated $142,267 at an average price of $2.08 per MCF during 1999 net to our interest. During the three months ended December 31, 1999, the production from this well was sold at an average price of $2.34. We anticipate production and gas prices on the well during 2000 to be somewhat comparable to the production and prices received for 1999. The producing well and our interest in the surrounding unexplored acreage is being held for sale. Pending any sale of those properties, we will continue to receive revenue from the producing well.

     In late 1998 we participated in drilling a successful oil well in the Horsethief Canyon prospect, in which we hold a 20% working interest. The well was not produced during the first quarter of 1999. During all of the balance of 1999, the well produced 613 barrels of oil, net to the Company's interest, which was sold at an average price of $18 per barrel. We realized $9,552 after taxes and fees from our 16% revenue interest in the well during the 1999. We anticipate that this well, which was shut-in over the winter of 1999-2000, will produce a comparable quantity of oil during 2000 and we expect that the selling price for oil produced will reflect the general worldwide increase in the price of this commodity.

     We decided to farm out as much of our interest as was required to carry our remaining interest to the casing point in the next wells drilled in our Hoursethief Canyon Prospect. We therefore sold a 10% working interest in the spacing unit in the next well for an amount which was sufficient to fund the remaining 7.8125% working interest which we hold in the well. After the well as drilled we paid our proportionate share of completion costs. After testing, it appears that this well will be a marginally productive natural gas well which will not be produced until natural gas gathering facilities are extended into the area of this well and the surrounding prospects. We intend to sell gas from this well to a nearby facility which will generate electricity for sale to an electric transmission utility in the area. We also agreed to be subject to the balance of the farm-out agreement relating to the portion of our interest which we sold to other participants in the prospect.

     Because we decided to discontinue further exploration of our prospects in the Sacramento Basin, we took a non-cash impairment charge totaling approximately $1.25 million at the end of 1998. As a result of this charge, the book value of our oil and gas properties at December 31, 1998 was reduced to the approximate amount of the present value of the oil and natural gas reserves on these properties at year end 1998. Based primarily on the fact the present value of the proved oil and natural gas reserves decreased more than are produced in 1999, we again recorded an impairment charge, totaling $300,000. We depleted our California natural gas well by approximately $119,000 and our Wyoming properties $6,100 totaling $125,100 during 1999. These charges, although significant, did not affect the results of our operations for 1999.

     We had general and administrative expenses totaling $129,700 during 1999, compared to $198,900 in the prior year. The decrease was due primarily to our lower lever of operations in 1999. We had reimbursements and fees for services provided by our three officers totaling approximately $69,000 in 1999 consisting primarily of reimbursement for rent and administrative services and approximately $22,000 in services provided by our secretary. Mr. Fancher, our chairman, agreed to write-off $22,000 in reimbursements owed to his affiliate. The other amounts were satisfied by Fan issuing a total of 199,788 shares of our common stock, at a deemed value of $0.225 per share.

     In 1999 we had cash expenditures of approximately $5,400 for geophysical and lease extension costs which were capitalized. Other capital costs associated with participating and acquiring, exploring and drilling of the Horsethief Canyon and nearby prospects were approximately $82,000 in 1999. Our share of those expenses during 2000 are expected to be in the range of $40,000 to $80,000, depending on such factors as the success of initial drilling efforts, decisions by the operator to conduct other exploratory activities, weather and related factors. In 1999 we obtained a $150,000 one year line of credit from a bank. Our obligation was guaranteed by Mr. Fancher and we agreed to indemnify him if he was required to pay our obligations to the bank. We made borrowings under the line of credit to help pay our portion of costs incurred in drilling the two wells in our Housethief Canyon prospect. As of the date of this report all obligations to the bank have been repaid and we do not expect to take any additional advances on our line of credit.

     At December 31, 1999 we had approximately $57,000 in cash and receivables and at March 23, 2000, we had approximately $37,000 in cash compared to around $16,000 in cash at December 31, 1998. We anticipate that our revenue from the production of the one producing natural gas well on our California property will be approximately $12,000 monthly during 2000, depending upon the rates of production and applicable natural gas prices. We also anticipate that we would net around $1,000 each full month during which the Horsethief Canyon properties are operated, again depending upon rates of production and applicable oil and natural gas prices.

     During the second quarter of 1999 we obtained a $150,000 line of credit which was secured by the personal guarantee of our chairman. All draws against this line had been repaid in full by February 29, 2000. In March 1999 our president loaned us $20,500, which was used to repay amounts owed Fancher Oil LLC and to satisfy other obligations. This loan, which is unsecured and for which we are not charged interest, is still outstanding. We will require additional capital resources if we decide to participate in any additional drilling of exploratory wells or to acquire interest in other properties in 2000. We presently believe that the relatively small amount of monthly revenue which we receive from production will satisfy our ongoing operating expenses given our relatively low level of planned activities during 2000.

     In May 1998 we commenced a public offering in which we offered up to a maximum of 3,000,000 common shares at $ 1.00 per share. No shares were sold and expenses incurred in connection with the offering during 1998 were expensed at year-end. We attempted to recommence the offering during 1999 but we did not proceed after it became apparent there was little interest for small public companies engaged in the oil and gas business. Expenses we incurred in this connection in 1999 were written off at year end. We have decided to again revise the offering and recommence it at a reduced offering price during the second quarter of 2000. The revised terms of the offering have not been determined. During 1999 warrants to purchase up to 1,180,000 shares of common stock, due to expire, were extended through October 31, 2000, and the exercise price for those warrants was reduced to $0.15 per share. If all the warrants are exercised, of which there is no assurance, we would receive approximately $177,000 by the end of October 2000, unless the warrants are again extended. The proceeds which we would receive, if most of the warrants are exercised, would enable us to pay our share of drilling expenses in development wells in our Horsethief Canyon prospect. We can make no assurances as to whether any of the warrants will be exercised or whether we will be able to successfully raise any other capital.

     Unless we raise additional capital in an offering or outstanding warrants are exercised, or we raise capital from other sources, we do not believe that our limited cash flow will be sufficient to pay anticipated operating expenses and permit us to participate in drilling additional wells over the next 12 months. As a result we may be unable to participate in drilling any additional exploratory or development wells on the Horsethief Canyon prospect or other nearby prospects, unless we are able to successfully farm-out a portion of our interests to others.. If we are able to raise additional capital we will use the proceeds to pay participate in additional development drilling. To fund the anticipated near term capital shortfall, we may accept loans from management or other affiliates, in addition to the line of credit guaranteed by the chairman. Assuming sufficient capital resources become available, we will continue to seek to acquire interest in other oil or natural gas properties. Also, we may consider other business opportunities which are offered to us outside the oil and gas business under circumstances which we believe afford us the opportunity to increase the value of our Company for our shareholders.

     We do not have any employees and instead we use consultants for matters pertaining to drilling, property evaluations and administration. We do not presently contemplate hiring employees during the next 12 months.

ITEM 7.   FINANCIAL STATEMENTS.

We are filing the following reports, financial statements and notes to financial statements with this annual report. These reports may be found following Part IV of this report.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company had no disagreements on accounting and financial disclosures with its independent auditors during the reporting period.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS.

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

Names of Executive
Officers and Directors              Age   Position
----------------------              ---   --------

George H. Fancher Jr. ..........    60    Chairman of the Board, Chief Operating
                                          Officer and Director
William E. Grafham..............    62    President, Chief Executive Officer and
                                          Director
Jeffrey J. Scott................    37    Vice President and Director
Rex L. Utsler ..................    54    Vice President and Director
George A. Cloudy ...............    65    Director
Albert A. Golusin...............    45    Secretary and Treasurer

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

   Company                           Public Exchange            Type of Business
   -------                           ---------------            ----------------

   Jerez Energy International, Inc.  Canadian Venture Exchange      Oil and gas
   Walking Bear Resources Inc.       Canadian Venture Exchange      Oil and gas
   Tellis Gold Mining Company Inc.   Canadian Venture Exchange      Technology

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

     COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

     Not applicable.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company for the two fiscal years ended December 31, 1998 and 1999 (there was no compensation in prior years) of the chief executive officer at December 31, 1999 and all officers and directors, as a group.

                             Summary Compensation Table
                                                                          Long Term
                                          Annual Compensation           Compensation
                                      -------------------------------   ------------
                                                                          Securities
Name and Principal                                       Other Annual    Underlying     All Other
Positions at 12/31/98                 Salary    Bonus    Compensation      Options    Compensation
---------------------                 ------    -----    ------------    -----------  ------------
William E. Grafham, President
     1998 ........................... - 0 -      - 0 -     $10,000(1)         --          None
     1999 ........................... - 0 -      - 0 -     $22,452(2)                     None

All officers and directors,
as a group (five persons)
     1998 ........................... $30,000(3) - 0 -     $43,000(4)       100,000       None
     1999 ........................... $ 7,500(3) - 0 -     $44,953(5)         -0-         None

------------------

     (1) Includes 50,000 shares of common stock, valued at $10,000, issued for services as an officer and director.
     (2) Includes 99,788 shares of common stock issued at a deemed value of $0.225 per share in satisfaction of $22,452 owed to en entity owned by Mr. Grafham for rent and reimbursement expenses.
     (3) Paid to Albert A. Golusin, Secretary, for services as a consultant.
     (4) Includes 215,000 shares of common stock, valued at $43,000, issued to five persons for services as officers, directors and representatives of the Company. Subsequently, one person surrendered 50,000 of the shares for cancellation.
     (5) Includes 199,788 shares issued at a deemed value of $0.225 per shares to two officers, one of whom is a director, in satisfaction of $44,952 in compensation or reimbursements owed to them.

     The Company had an agreement to pay Albert A. Golusin a monthly retainer of approximately $2,500, as a consultant, for part time accounting, financial reporting and corporate secretarial services. $7,500 in cash and $22,500 in stock (100,000 shares) was paid to Mr. Golusin in 1999. Mr. Golusin received 15,000 shares of common stock on July 1, 1998 for services he provided to the Company through June 30, 1998.

Value of Options at December 31, 1999

                                         Aggregate Fiscal Year End Option Values
                                ------------------------------------------------------------
                                    Number of Securities            Value of Unexercised
                                  Underlying Unexercised            In-the-Money Options
                                Options at Fiscal Year End           at Fiscal Year End
                                 Exercisable/Unexercisable        Exercisable/Unexercisable(1)
                                --------------------------        ---------------------------
William E. Grafham.............       200,000/ --                         $ -- / --
All officers and directors
 as a group....................       850,000/50,000                      $ -- / --

----------------------

     (1) Because there is no trading market, the estimated value is based on $0.20 per share, the last price paid for common stock of the Company, less the exercise price of the options.

Option Grants in the Last Two Fiscal Years

     The Company granted options during 1998 and 1999 to the following officers and directors:

                                                          Percent of Total
                                    Number of Shares      Options Granted        Exercise Price         Expiration
Name                               Underlying Options       During Year              ($/sh)                 Date
----                               ------------------     -----------------      --------------         -----------
1998:
George A. Cloudy ...............       100,000(1)               100%                 $0.50                04/30/08
1999:                                     None                  None                  None                  None

----------------------

     (1) These options became exercisable in full April 9, 1999. All outstanding options are presently exercisable.

     (2) The options are nonstatutory ("nonqualified") options. All other outstanding options are intended to be incentive stock options under Section 422A of the Internal Revenue Code of 1986.

Stock Option Plan

     The Company has adopted its 1997 Statutory and Non-Statutory Incentive Stock Option Plan ("Plan") which authorizes the Company to grant incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, and to grant nonstatutory stock options. The Plan relates to a total of 1,000,000 shares of common stock. Options relating to 910,000 shares have been issued and are outstanding and all are presently exercisable. No options were granted in 1999. The options are exercisable at $0.20 per share for 30,000 shares, $0.22 per share for 100,000 shares, $0.35 per share for 680,000 shares and $0.50 per share for options to purchase 100,000 shares granted to George A. Cloudy in April 1998 at the time he joined the Board of Directors. The outstanding options must be exercised within 10 years from the date of grant and no later than three months after termination of employment or service as a director, except that any optionee who is unable to continue employment or service as a director due to total and permanent disability may exercise such options within one year of termination and the options of an optionee who is employed or disabled and who dies must be exercised within one year after the date of death.

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

Compensation of Directors

     The Company does not pay cash compensation to directors. Three of the directors of the Company were issued 50,000 shares of restricted common stock of the Company on July 1, 1998 as compensation for services furnished to the Company as an officer or director through June 30, 1999. The Company has granted each of the directors options to purchase shares of common stock at exercises prices of $0.35 per share for four director as to 700,000 shares and at $0.50 per share to one director as to 100,000 shares. The options were granted under the Plan and must be exercised within 10 years from the date of grant. No compensation was paid to directors for service as such in 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth, as of March 1, 2000, certain information with respect to the beneficial ownership of the Company's common stock by (i) each director and officer of the Company, (ii) each person known to the Company to be the beneficial owner of 5% or more of the outstanding shares of common stock, with such person's address, and (iii) all of the directors and executive officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.


                                                                                 Shares beneficially
Name of Beneficial Owner                                                      owned prior to offering(1)
or Name of Officer or Director                                                 Number          Percent
------------------------------                                                 ------          -------
William E. Grafham, Director .............................................  1,043,356(2)         11.0%
Grandview Condominiums #412
Seven Mile Beach
Grand Cayman, BWI

George H. Fancher Jr., Director ..........................................  2,300,000(3)         24.3
1801 Broadway, Suite 720
Denver, Colorado 80202

Rex L. Utsler, Director ..................................................    250,000(4)          2.7%

Jeffrey J. Scott, Director ...............................................    250,000(5)          2.7%

George A. Cloudy, Director ...............................................    100,000(6)           --

Albert A. Golusin, Secretary and Treasurer ...............................    315,000(7)          3.3%

David Grafham ............................................................    650,000             6.9%
1307 West 8th Avenue
Vancouver, B.C.
Canada V5H 3W4

Roger Duffield ...........................................................    400,000             4.2%
c/o  Euro Bank Corporation
5th Floor, Anderson Square
Grand Cayman, BWI(8)

Euro Securities Ltd. .....................................................    650,000             6.9%
c/o  Euro Bank Corporation
5th Floor, Anderson Square
Grand Cayman, BWI(8)

Linda Kemble .............................................................    650,000             6.9%
#59 Temple Hill Dr. N.E.
Calgary, Alberta
Canada T1Y 404

Don Stewart ..............................................................    738,000(9)          7.8%
P. O. Box 245
Grand Cayman, BWI(8)

Susan Scott ..............................................................    415,000(11)         4.4%
#2 2109 4th Avenue, N.W.
Calgary, Alberta, Canada T2N 0N6

Alex Whiteside ...........................................................    405,000(10)         4.3%
1530--1001 13 Avenue, S.W.
Calgary, Alberta, Canada T2R 0L5

All officers and directors as a group (6 persons) ........................  4,258,356(12)        45.1%

----------------------

     (1) All securities are owned directly and beneficially unless otherwise noted. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of March 1, 1999 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity.
     (2) Includes 300,000 shares of common stock underlying presently exercisable options and warrants.
     (3) Includes 250,000 shares underlying presently exercisable stock purchase warrants and options.
     (4) Includes 200,000 shares of common stock underlying presently exercisable stock purchase options and warrants.
     (5)  Includes  presently  exercisable  options  to  purchase  up to 150,000 shares.
     (6) Includes 100,000 shares underlying presently exercisable stock purchase warrants.
     (7) Includes 100,000 shares of common stock underlying presently exercisable options and stock purchase warrants.
     (8) Euro Securities Ltd. is controlled by Euro Bank, a bank in Georgetown, Grand Cayman Island, British West Indies, of which Don Stewart is a director. Mr. Stewart has no other relationship with, or control over, Euro Securities Ltd.
     (9) Includes 88,000 shares of common stock underlying presently exercisable stock purchase warrants.
     (10) Includes 135,000 shares of common stock underlying presently exercisable stock purchase warrants.
     (11) Includes 100,000 shares of common stock underlying presently exercisable stock purchase warrants.
     (12) Includes 172,000 shares of common stock underlying presently exercisable stock purchase warrants.

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

     On November 11, 1997 the Company completed the acquisition of a 25% working interest in the Fiji and Bali natural gas exploration and development prospects in California from George H. Fancher Jr., subject to a net .625% overriding royalty interest retained by Mr. Fancher. The prospects together totaled over 30,000 acres and are located in the southern part of the Sacramento Basin. See "Business--Principal Properties." The Company paid $907,951 in cash and issued 2,250,000 shares at a deemed value of $300,000 for the property. Mr. Fancher acquired the interests in the properties early in 1997 and incurred approximately $1,208,000 for acquisition of his interest in the properties and payment of his portion of exploration and leasehold costs and expenses before transfer to the Company. The Company also paid $6,247 to Mr. Fancher representing interest on a portion of Mr. Fancher's cost between the time that the agreement to acquire the properties was made and the date of completion of the transaction As additional consideration, the Company agreed to issue 500,000 additional restricted shares to Mr. Fancher if the gross revenue received by the Company from the prospects is at least equal to all direct costs of the Company associated with acquiring the interest in the prospects and exploration, drilling and other related expenses by December 31, 1999. At December 31, 1997 the Company had incurred direct costs of approximately $1,275,000, including the payments to Mr. Fancher. Prior to the acquisition, Mr. Grafham and consultants retained by the Company reviewed the available geologic data on the properties and negotiated the purchase price based on the perceived value of the properties as assembled by the Operator, the acquisition and exploration expenditures on the properties and the lack of a public market for the Company's shares. Mr. Fancher agreed to become a director of the Company following completion of the transaction. At the end of 1999 Mr. Fancher surrendered 750,000 shares of common stock to Fan for cancellation. Surrender was required under terms of the acquisition because Fan did not participate in drilling at least 10 successful natural gas wells on the two prospects.

     The  Company  paid  $8,000 in 1997,  $24,000 in 1998 and $22,452 in 1999 to
Arizona Corporate Management, Inc., a corporation owned by William E. Grafham, as reimbursement for office and related expenses and for rent. The 1999 amount was paid by issuing 99,788 shares for our common stock at an agreed value of $0.225 per share. During 1999 and in previous years the Company had a month-to-month agreement to pay $2,000 per month to the corporation for office space, use of certain office equipment and for limited administrative services. The Company also had an arrangement with George H. Fancher Jr., pursuant to which Fancher Oil LLC was paid $2,000 in 1997, and $24,000 in 1998 for office facilities, use of certain office equipment and limited administrative and technical support in 1999. Mr. Fancher canceled an obligation of Fan to reimburse $22,000 to Fancher Oil LLC for 1999 expenses.

     On July 1, 1998, the Company issued 215,000 shares to five officers, directors and consultants for services rendered through June 30, 1998.

     On an agreement dated October 1, 1998, the Board of Directors, with Mr. Fancher abstaining, approved a transaction in which the Company acquired an undivided 20% working interest (16% net revenue interest) in Fancher Oil LLC's approximately 3,525 acre Horsethief exploration prospect located in Sweetwater County, in the Green River Basin of southwestern Wyoming. The Company agreed to pay 24% of all costs incurred in acquiring the initial well and in acquiring, processing and interpreting the 3-D Seismic data and drilling of the initial well through the casing point for a 20% working interest, which was equivalent to the rate paid by the nonaffiliated participate in the project. Under the agreement the Company reimbursed Fancher Oil LLC $131,000 as acreage acquisition and seismic survey expenses and approximately $104,000 as the Company's share of drilling and completion costs in the initial exploratory well. Fancher Oil LLC holds a 55% working interest in the prospect and earns operating fees, standard in the area, from the other working interest owners. The Company also has the right to participate on an equivalent basis in four other exploratory oil and natural gas prospects being assembled by the operator in the area near the Horsethief prospect.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

     Exhibit No.     Description and Method of Filing
     -----------     --------------------------------

     (3.1) Restated Articles of Incorporation of Eastern Star Mining, Inc., as filed with the Nevada Secretary of State February 7, 1997.(1)

     (3.2) Certificate of Amendment of Articles of Incorporation of Eastern Star Mining, Inc., as filed with the Nevada Secretary of State May 19, 1997.(1)

     (3.3) Certificate of Amendment of Articles of Incorporation of Eastern Star Mining, Inc., as filed with the Nevada Secretary of State May 28, 1997.(1)

     (3.4) Certificate of Amendment of Articles of Incorporation of Eastern Star Holdings, Inc., as filed with the Nevada Secretary of State December 10, 1997.(1)

     (3.5)           Bylaws of Company adopted December 31, 1997.(1)

     (10.1) Letter Agreement dated August 27, 1997 between Company and George H. Fancher Jr. d/b/a Fancher Oil Company.(1)

     (10.2) Agreement With Arizona Corporate Management, Inc. dated November 1, 1998.(1)

     (10.3)          1997 Incentive and Nonstatutory Stock Option Plan. (1)

     (10.4) Letter regarding conflicts of interest dated March __, 1998 between Company and George H. Fancher Jr.(1)

     (10.5) Form of Subscription Agreement for certain officers and consultants.(1)

     (10.6)          Agreement with Albert Golusin.(1)

     (10.7)          Participation Agreement  dated October 1, 1998 with Fancher
                     Oil LLC.(2)

     (10.8)          Indemnification Agreement with George H. Fancher Jr.

     (27)            Financial Data Schedule.
------------------

     (1) Incorporated by reference to Registration Statement No. 33-64448 on Form SB-2, which became effective May 14, 1998.
     (2) Incorporated by reference to Exhibit 10.7 on Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

     (b) Reports on Form 8-K. The Registrant filed no reports on Form 8-K during the fiscal quarter ending December 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FAN ENERGY INC.


Date: March 31, 1999                  By /s/ George H. Fancher Jr.
                                         ---------------------------------------
                                         George H. Fancher, Jr., Chairman and
                                         Chief Operating Officer

Date: March 31, 1999                  By /s/ Rex Utsler
                                         ---------------------------------------
                                         Rex Utsler, Chief Financial Officer
                                         and Treasurer

Date: March 31, 1999                  By /s/ Albert Golusin
                                         ---------------------------------------
                                         Albert A. Golusin, Principal Accounting
                                         Officer

     In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date: March 31, 1999         By /s/ George H. Fancher Jr.              Director
                                ----------------------------------


Date: March 31, 1999         By /s/ Rex Utsler                         Director
                                ----------------------------------


Date: March 31, 1999         By /s/William E. Grafham                  Director
                                ----------------------------------


Date: March 31, 1999         By /s/ Jeffrey J. Scott                   Director
                                ----------------------------------


Date: March 31, 1999         By /s/ George A. Cloudy                   Director
                                ----------------------------------

                          INDEX TO FINANCIAL STATEMENTS


     (1)  Financial Statements:
          Independent Auditor's Report ..................................... F-1
          Balance Sheet December 31, 1999 .................................. F-2
          Statements of  Operations  Years ended  December  31, 1998 and
               1999 and Cumulative Amounts from Inception to
               December 31, 1999 ........................................... F-3
          Statement of Stockholders' Equity Years Ended December 31,
               1997, 1998 and 1999 ......................................... F-4
          Statements of Cash Flows Years ended December 31, 1998
               and 1999 and Cumulative Amounts from Inception to
               December 31, 1999 ..................................... F-5 - F-8

          Notes to Financial Statements .............................. F-9--F-19
     (2)  Schedules
          None

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders FAN ENERGY INC.

We have audited the accompanying balance sheet of Fan Energy Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the two years then ended and cumulative amounts from January 1, 1997 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fan Energy Inc. as of December 31, 1999 and the results of its operations and its cash flows for the two years then ended and cumulative amounts from January 1, 1997 to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from its initial operations and has not earned significant revenues from its principal operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/ Wheeler Wasoff, P.C.
                                            WHEELER WASOFF, P.C.


Denver, Colorado
March 17, 2000

                                        FAN ENERGY INC.
                                 (A Development Stage Company)
                                         BALANCE SHEET
                                       December 31, 1999


                                            ASSETS

CURRENT ASSET
  Cash .....................................................................   $    11,290
  Accounts receivable ......................................................        46,147
                                                                               -----------
    Total Current Asset ....................................................        57,437

OIL AND GAS PROPERTIES (Note 3) ............................................       327,589
                                                                               -----------
                                                                               $   385,026
                                                                               ===========
                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade .................................................   $     8,397
                     related party .........................................        20,500
  Note payable - bank ......................................................        20,000
                                                                               -----------
    Total Current Liabilities ..............................................        48,897
                                                                               -----------
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (Note 5)
  Preferred stock, $.01 par value
        Authorized - 5,000,000 shares
        Issued - none ......................................................          --
  Common stock, $.001 par value
        Authorized - 95,000,000 shares
        Issued and outstanding - 9,451,492 shares ..........................         9,452
  Additional paid-in capital ...............................................     2,317,509
  Deficit accumulated during the development stage .........................    (2,091,332)
  Additional paid-in capital stock options .................................       100,500
                                                                               -----------
                                                                                   336,129
                                                                               -----------
                                                                               $   385,026
                                                                               ===========

    The accompanying notes are an integral part of the financial statements

                                                  FAN ENERGY INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS
                                      Years ended December 31, 1998 and 1999

                                                                                   Cumulative
                                                                                  Amounts from
                                                                                Jan. 1, 1997 to
                                                       1998           1999       Dec. 31, 1999
                                                       ----           ----      ---------------
REVENUES
  Oil and gas sales ..........................   $       --      $    152,832    $   152,832
                                                 ------------    ------------    -----------

OPERATING EXPENSES
  Lease operating expenses ...................           --            31,631          31,631
  General and administrative .................        198,851         129,673         521,509
  Depletion ..................................           --           124,938         124,938
  Impairment of oil and gas properties .......      1,257,702         300,000       1,557,702
  Interest (Note 3) ..........................           --             2,137           8,384
                                                 ------------    ------------     -----------
                                                    1,456,553         588,379       2,244,164
                                                 ------------    ------------     -----------

NET (LOSS) ...................................   $ (1,456,553)   $   (435,547)   $ (2,091,332)
                                                 ============    ============     ===========

NET (LOSS) PER COMMON SHARE - Basic
   and Diluted ...............................   $       (.17)   $       (.04)   $       (.29)
                                                 ============    ============     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - Basic and Diluted ....      8,567,537      10,051,567       7,210,131
                                                 ============    ============     ===========






The accompanying notes are an integral part of the financial statements.

                                                  FAN ENERGY INC.
                                           (A Development Stage Company)
                                        STATEMENTS OF STOCKHOLDERS' EQUITY
                                   Years ended December 31, 1997, 1998 and 1999

                                                                                             Common Stock           Additional
                                                                                         --------------------         Paid-In
                                                                                         Shares          Amount       Capital
                                                                                         ------          ------       -------
Balance, January 1, 1997 ..........................................................     771,704    $       772    $   503,876
Reclassification of deficit pursuant to quasi reorganization ......................        --             --         (504,648)
Sale of common stock and warrants pursuant to private placement, at $.20 per unit..   2,500,000          2,500        497,500
Cost of private placement offering ................................................        --             --             (430)
Issuance of common stock for services, valued at $.20 per share ...................     250,000            250         49,750
Sale of common stock and warrants pursuant to private placement, at $.50 per unit..   2,000,000          2,000        998,000
Costs of private placement offering ...............................................        --             --          (52,439)
Issuance of common stock for property, valued at $.133 per share ..................   2,250,000          2,250        297,750
    Issuance of common stock warrants for offering costs ..........................        --             --            4,545
Issuance of stock options .........................................................        --             --            2,332
Net (Loss) ........................................................................        --             --             --
                                                                                    -----------    -----------    -----------
Balance, December 31, 1997 ........................................................   7,771,704          7,772      1,796,236
    Issuance of common stock for services, valued at $.20 per share ...............     215,000            215         42,785
    Exercise of common stock warrants for cash, at $.20 per share .................   2,065,000          2,065        410,935
Net (Loss) ........................................................................        --             --             --
                                                                                    -----------    -----------    -----------
Balance, December 31, 1998 ........................................................  10,051,704         10,052      2,249,956
Conversion of payables to common stock by officers, valued at $.225 per share .....     199,788            200         44,753
Forgiveness of debt by officer/director ...........................................        --             --           22,000
Return of common stock by officers/directors ......................................    (800,000)          (800)           800
Net (Loss) ........................................................................        --             --             --
                                                                                    -----------    -----------    -----------
Balance, December 31, 1999 ........................................................   9,451,492    $     9,452    $ 2,317,509
                                                                                    ===========    ===========
                                                                                        Deficit      Additional
                                                                                      Accumulated      Paid-In
                                                                                       During the      Capital
                                                                                      Development       Stock
                                                                                         Stage         Options
                                                                                      -----------    ----------
Balance, January 1, 1997 .......................................................... $  (504,648)   $      --
Reclassification of deficit pursuant to quasi reorganization ......................     504,648           --
Sale of common stock and warrants pursuant to private placement, at $.20 per unit..        --             --
Cost of private placement offering ................................................        --             --
Issuance of common stock for services, valued at $.20 per share ...................        --             --
Sale of common stock and warrants pursuant to private placement, at $.50 per unit..        --             --
Costs of private placement offering ...............................................        --             --
Issuance of common stock for property, valued at $.133 per share ..................        --             --
    Issuance of common stock warrants for offering costs ..........................        --             --
Issuance of stock options .........................................................        --          100,500
Net (Loss) ........................................................................    (199,232)          --
                                                                                    -----------    -----------
Balance, December 31, 1997 ........................................................    (199,232)       100,500
    Issuance of common stock for services, valued at $.20 per share ...............        --             --
    Exercise of common stock warrants for cash, at $.20 per share .................        --             --
Net (Loss) ........................................................................  (1,456,553)          --

                                                                                    -----------   ------------
Balance, December 31, 1998 ........................................................  (1,655,785)       100,500
Conversion of payables to common stock by officers, valued at $.225 per share .....        --             --
Forgiveness of debt by officer/director ................................
Return of common stock by officers/directors ......................................        --             --
Net (Loss) ........................................................................    (435,547)          --
                                                                                    -----------    -----------
Balance, December 31, 1999 ........................................................ $(2,091,332)   $   100,500
                                                                                    ===========    ===========


    The accompanying notes are an integral part of the financial statements.


                                           FAN ENERGY INC.
                                    (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS
                               Years ended December 31, 1998 and 1999
                                                                                                              Cumulative
                                                                                                               Amounts from
                                                                                                              Jan. 1, 1997 to
                                                                           1998               1999             Dec. 31, 1999
                                                                           ----               ----            ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) ..................................................       $(1,456,553)        $ (435,547)         $(2,091,332)
   Adjustments to reconcile net (loss) to net
      cash provided by operating activities
   Depletion ...................................................              --              124,938              124,938
   Impairment of oil and gas properties ........................         1,257,702            300,000            1,557,702
   Stock options ...............................................              --                 --                102,832
   Stock for services and payables .............................            43,000             44,953              137,953
   Forgiveness of payables by officer/director .................              --               22,000               22,000
   Changes in assets and liabilities
      (Increase) in accounts receivable ........................              --              (46,147)             (46,147)
      (Decrease) increase in accounts payable ..................            (3,579)            27,161               28,897
      Other ....................................................            10,383               --                   --
                                                                       -----------        -----------          -----------
   Net cash (used) provided by operating activities ............          (149,047)            37,358             (163,157)
                                                                       -----------        -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for oil and gas properties ........................          (672,795)           (61,943)          (1,710,229)
                                                                       -----------        -----------          -----------
   Net cash (used) in investing activities .....................          (672,795)           (61,943)          (1,710,229)
                                                                       -----------        -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of common stock warrants .............           413,000               --                413,000
   Proceeds from sale of common stock ..........................              --                 --              1,500,000
   Cash paid for offering costs ................................              --                 --                (48,324)
   Proceeds from short-term borrowings .........................              --               90,000               90,000
   Repayments of short-term borrowings .........................              --              (70,000)             (70,000)
                                                                       -----------        -----------          -----------
   Net cash provided by financing activities ...................           413,000             20,000            1,884,676
                                                                       -----------        -----------          -----------

NET (DECREASE) INCREASE IN CASH ................................          (408,842)            (4,585)              11,290

CASH, BEGINNING OF PERIODS .....................................           424,717             15,875                 --
                                                                       -----------        -----------          -----------
CASH, END OF PERIODS ...........................................       $    15,875       $     11,290          $    11,290
                                                                       ===========        ===========          ===========


    The accompanying notes are an integral part of the financial statements.

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                     Years ended December 31, 1998 and 1999


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the years ended December 31, 1997, 1998 and 1999, the Company paid cash for interest of $6,247, $0 and $2,137, respectively.

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

During the year ended December 31, 1999, the Company issued an aggregate 199,788 shares of common stock to officers for accounts payable, valued at $44,953 ($.225 per share); and an officer/director forgave $22,000 in accounts payable.









    The accompanying notes are an integral part of the financial statements.

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years ended December 31, 1998 and 1999


NOTE 1 - ORGANIZATION

     Fan Energy Inc. (the "Company") is an independent energy company engaged in the development, exploration and acquisition of crude oil and natural gas reserves in the western United States. Originally formed as an Idaho corporation in the early 1900s, the Company's predecessor was not successful in the exploration of mining properties. In 1988 the predecessor was merged into a newly-formed N
     Inc. and it was inactive thereafter, with no assets or liabilities through the end of 1996. In early 1997, the corporation was reactivated when the holder of a majority of the outstanding common stock transferred control of the inactive corporation. The transferee elected new directors and officers and caused the Company to effect a 10-into-1 reverse stock split. The name of the corporation was changed to Fan Energy Inc. in December 1997.

     Effectivewith the change in control and reactivation, the Company undertook development stage activities as defined by Statement of Financial Accounting Standards (SFAS) No. 7 and is considered a development stage company effective January 1, 1997. Its principal activities have been raising capital through the sale of its securities, acquiring undivided minority interests in two oil and natural gas exploratory prospects in California for cash and common stock and one prospect in Wyoming, and cmencing the drilling of exploratory and development wells on these properties. In 1999, revenue from oil and gas production was received from two wells.

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

     Depletion and amortization of the full-cost pool is computed using the units-of-production method based on proved reserves as determined annually by the Company and independent engineers. An additional depletion provision in the form of a valuation allowance is made if the costs incurred on oil and gas properties, or revisions in reserve estimates, cause the total capitalized costs of oil and gas properties in the cost center to exceed the capitalization ceiling. The capitalization ceiling is the sum of (1) the present value of future net revenues from estimated production of proved oil and gas reserves applicable to the cost center plus (2) the lower of cost or estimated fair value of the cost center's unproved properties less (3) applicable income tax effects. The valuation allowance was $1,557,702 at December 31, 1999.

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years ended December 31, 1998 and 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     REVENUE RECOGNITION

     The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells. The Company has no gas balancing arrangements in place. Oil and gas sold is not significantly different from the Company's product entitlement.

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

     DEFERRED OFFERING COSTS

     Deferred offering costs consist of costs incurred in connection with a proposed public offering of the Company's common stock. During 1998 and 1999 the Company charged to operations $57,029 and $15,356, respectively, for costs incurred for uncompleted offerings of the Company's common stock.

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

     At December 31, 1999, the Company had a net operating loss carryforward of approximately $909,000 that may be offset against future taxable income through 2019.

     The Company has fully reserved the tax benefits of these operating losses because the likelihood of realization of the tax benefits cannot be determined.

     The tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. Of the total tax benefit $10,000 is attributable to 1999.

     Temporary differences between the time of reporting certain items for financial and tax reporting purposes consist primarily of compensation expense related to the issuance of stock options and exploration and development costs on oil and gas properties.

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years ended December 31, 1998 and 1999


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

     SHARED BASED COMPENSATION

     In October 1995 SFAS No. 123" Accounting for Stock-Based Compensation" was issued. This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB No. 25 for measurement; and will, pursuant to SFAS No. 123, disclose supplementally the pro forma effects on net income and earnings per share of using the new measurement criteria. During the years ended December 31, 1997 and 1998, the Company issued warrants and/or options to purchase shares of its common stock. No warrants or options were issued in 1999 (Note 5).

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years ended December 31, 1998 and 1999


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

     As previously discussed, the Company is in the development stage and has not realized significant revenues from its planned operations. As such, the Company, as of December 31, 1999 has incurred net operating losses since reactivation as a development stage company of $2,091,332 and does not have sufficient working capital to fund its planned operations during the next twelve months. Additional funding will be required to complete the Company's planned drilling program, put successful wells into production and finance general and administrative expenses. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. In order to meet the Company's continuing financing needs, management of the Company intends to raise working capital through the sale of common stock or other securities, or through other financing.

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

     NEW TECHNICAL PRONOUNCEMENTS

     In June 1998 SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued for fiscal years beginning after June 15, 1999. Adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

     In October 1998 SFAS No. 134, "Accounting for Mortgage Broker Securities", was issued for fiscal years beginning after December 15, 1998. Adoption of SFAS No. 134 does not have an impact on the Company's financial statements.

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years ended December 31, 1998 and 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In February 1999 SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" was issued for the fiscal years beginning after February 15, 1999. Adoption of SFAS No. 135 is not expected to have an impact on the Company's financial statements.

     In June 1999 SFAS No. 136, "Transfers of Assets to a not-For-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others" was issued for fiscal years beginning after December 15, 1999. Adoption of SFAS No. 136 does not have an impact on the Company's financial statements.

     In June 1999 SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statements No. 133" was issued. Adoption of SFAS No. 137 is not expected to have an impact on the Company's financial statements.

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

     The Company may be subject to various possible contingencies, which derive primarily from interpretations of federal and state laws and regulations affecting the oil and gas industry. Although management believes it has complied with the various laws and regulations, new rulings and interpretations may require the Company to make adjustments.

                                 FAN ENERGY INC.
                          (A Development Stage Company)

                     Years ended December 31, 1998 and 1999


NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)

     Capitalized costs associated with oil and gas producing activities as of December 31, 1999 are as follows:


               Proved properties                         $ 1,080,455
               Unproved properties                           929,774
                                                         -----------

                                                           2,010,229

               Less:  valuation allowance                 (1,557,702)
                      accumulated depletion                 (124,938)
                                                         -----------
               Net capitalized costs                     $   327,589
                                                         ===========

     Information relating to the Company's costs incurred in its oil and gas operations during the years ended December 31, 1998 and 1999 is summariz as follows:


                                                            1998         1999

          Property acquisition - Unproved properties   $  172,919    $    --
          Exploration costs                               368,699       61,943
          Development costs                               131,177         --
                                                       ----------    ---------

                                                       $  672,795    $  61,943
                                                       ==========    =========

     Property acquisition costs include costs incurred to purchase, lease, or otherwise acquire a property. Exploration costs include the costs of geological and geophysical activity, dry holes, and drilling and equipping exploratory wells. Development costs include costs incurred to gain access to prepare development well locations for drilling and to drill and equip development wells.

     OIL AND GAS RESERVES (UNAUDITED)

     The following unaudited reserve estimates presented as of December 31, 1998 and 1999 were prepared by an independent petroleum engineer. All of the Company's reserves are located in the United States. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change, as future information becomes available.

     Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years ended December 31, 1998 and 1999


NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)

     At December 31, 1998 and 1999 proved reserves were as follows:

                                            1998     1998     1999     1999
                                            GAS      OIL      GAS       OIL
                                           (MMCF)   (MBBL)   (MMCF)    (MBBL)

     Beginning of year                       --       --     567.3      9.5
     Revision of previous estimates          --       --    (497.9)    (8.9)
     Proved developed producing            190.0      --     182.3       --
     Production                              --       --     (69.4)     (.6)
     Proved developed non-producing        187.3      9.5     14.6       .3
     Proved undeveloped                    190.0      --     129.0       --
                                           -----     ----    -----     ----

     End of year                           567.3      9.5    325.9       .3
                                           =====     ====    =====     ====

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

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years ended December 31, 1998 and 1999


NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)

     The following table presents the standardized measure of the discounted future net cash flows attributable to the Company's proved oil and gas reserves as of December 31, 1998 and 1999:

                                                                        1998        1999
                                                                        ----        ----
                                                                         (in thousands)
        Future cash inflows                                           $1,210      $  650
        Future production costs                                         (224)        (72)
        Future development costs                                        (101)        (85)
        Future income tax expense, net                                   --          --
                                                                     -------      ------

        Future net cash flows                                            885         493

        10% annual discount for estimated timing of cash flows          (206)        (91)
                                                                     -------      ------

        Standardized measure of discounted future net cash flows     $   679      $  402
                                                                     ========     ======

     The following table presents the principal sources of the changes in the standardized measure of discounted future net cash flows for the years ended December 31, 1998 and 1999:

                                                                        1998        1999
                                                                        ----        ----
                                                                         (in thousands)
        Net change in sales price and production costs               $   --       $  108
        Changes in estimated future development costs                    --          (25)
        Sales and transfers of oil and gas produced, net of
           production costs                                              --         (121)
        Net change due to extensions and discoveries                    679           --
        Net change due to purchases and sales of minerals in place       --           --
        Net change due to revisions in quantities                        --         (180)
        Net change in income taxes                                       --           --
        Accretion of discount                                            --          (68)
        Other, principally revisions in estimates of timing of
           production                                                    --            9
                                                                     -------      ------
        Net changes                                                      679        (277)
        Balance, beginning of year                                       --          679
                                                                     -------      ------

        Balance, end of year                                         $   679      $  402
                                                                     =======      ======

     Proved reserves were discovered in the fourth quarter of 1998; price variations were nominal, therefore there is no change in standardized measure due to price change for 1998.

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years ended December 31, 1998 and 1999


NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)

     The December 31, 1999 weighted average prices utilized for purposes of estimating the Company's proved reserves and future net revenues were $24.75 per barrel of oil and $2.06 per Mcf of natural gas. These prices are significantly above the average annual prices during the past several years.

NOTE 4 - NOTE PAYABLE - BANK

     In 1999 the Company entered into a $150,000 revolving line of credit with a commercial bank in Denver, Colorado. The loan, guaranteed by an officer/director of the Company, provides for interest at the bank's "Reference Rate" (8.5% at December 31, 1999) and matures on May 31, 2000. At December 31, 1999 the Company had available $130,000 in unused line of credit. Maximum borrowings under the line of credit for 1999 were $90,000, at an average interest rate of 8.5%.

NOTE 5 - STOCKHOLDERS' EQUITY

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

     o 2,000,000 units, at a price of $.50 per unit, consisting of 2,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock at an exercise price of $.60 per share before October 31, 1998 (extended to October 31, 2000 at a reduced exercise price of $.15 per share). Proceeds to the Company were $1,000,000 before costs of the offering of $52,439.

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

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years ended December 31, 1998 and 1999


NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)

     In 1999 the Company issued 199,788 shares of common stock to officers and directors, for conversion of $44,952 in accounts payable ($.225 per share); and an officer/director forgave the repayment of $22,000 in accounts payable due to an entity controlled by him; and two directors/officers returned an aggregate 800,000 shares of common stock to the Company for no consideration.

     QUASI REORGANIZATION

     Effective January 1, 1997, the stockholders of the Company approved a plan of informal quasi reorganization. Pursuant to the plan, the Company's accumulated deficit of $504,648 as of the date of reorganization was eliminated and charged to additional paid-in capital.

     WARRANTS

     In 1997, the Company issued warrants to purchase 180,000 shares of common stock at an exercise price of $.50 per share through October 31, 1998 as partial consideration for a finders fee in conjunction with the private placement sale of $.50 units described above. The warrants were valued at $4,545, using the Black-Scholes option pricing model. In 1999, the exercise price of the warrants was reduced to $.15 per share and the expiration date was extended to October 31, 2000. There was no financial impact from the extension of the warrants.

     At December 31, 1999 the status of outstanding warrants is as follows:

                Issue               Shares         Exercise       Expiration
                 Date             Exercisable        Price          Date
                -----             -----------      --------       ----------

          October 31, 1997        1,000,000           $.15     October 31, 2000
          October 31, 1997          180,000           $.15     October 31, 2000

     At December 31, 1999 the per share weighted-average grant date fair value and per share weighted average exercise price of outstanding warrants granted during 1997 are $.01 and $.15, respectively.

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

     The Plan provides that incentive stock options be granted at an exercise price equal to the fair market value of the common shares of the Company on the date of the grant and must be at least 110% of fair market value when granted to a 10% or more shareholder. The exercise term of all stock options granted under the Plan may not exceed ten years, and no later than three months after termination of employment, except the term of incentive stock options granted to a 10% or more shareholder which may not exceed five years.

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years ended December 31, 1998 and 1999


NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)


     The status of outstanding options granted pursuant to the 1997 Plan was as follows:

                                                               Weighted    Weighted
                                                                Average     Average
                                                   Number of   Exercise       Fair     Exercise
                                                    Shares       Price       Value      Price
                                                   ---------   --------    --------    --------
          Options Outstanding - January 1, 1998
          (680,000 exercisable)                     810,000    $  .33       $  .20
          Granted                                   100,000    $  .50           --      $  .50
                                                   --------
          Options Outstanding - December 31, 1998
          (860,000 exercisable)                     910,000    $   .35      $  .18
          Granted                                      --          --           --
                                                   --------
          Options Outstanding - December 31, 1999
          (910,000 exercisable)                     910,000    $  .35       $  .18      $.20-$.50
                                                   ========

     The weighted average remaining contractual life of options outstanding at December 31, 1999 was 7.7 years.

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for 1998 and 1999 would have changed as follows:

                                                                      1998            1999
     Net (loss) applicable to common stockholders - as reported  $(1,456,553)     $(435,547)
                                                                   =========        =======
     Net (loss) applicable to common stockholders - pro forma      1,461,206)      (435,547)
                                                                   =========        =======

     (Loss) per share - as reported                                     (.17)          (.04)
                                                                         ===            ===
     (Loss) per share - pro forma                                       (.17)          (.04)
                                                                         ===            ===

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 1997 and 1998: dividend yield of 0%; expected volatility of 0%; discount rate of 5.25%; and expected life of 10 years.

     At December 31, 1999 the number of options exercisable was 910,000 and the weighted average exercise price of these options was $.35.

     In 1997, the Company recognized as compensation expense $100,500 for 670,000 options issued October 30, 1997 to Officers/Directors, pursuant to APB No. 25, and $2,332 for 10,000 options issued to non-employees, pursuant to SFAS No. 123. Those options were issued at an exercise price of $.15 per share less than the then private placement cost of common stock.

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years ended December 31, 1998 and 1999


NOTE 5 - STOCKHOLDERS' EQUITY (CONTINUED)

     STOCK SPLIT

     Effective January 1, 1997 the Company effected a 10-into-1 reverse stock split. The Company did not change the authorized number of common shares or par value of the common stock. All information in these notes and the accompanying financial statements gives retroactive effect to the 10-into-1 reverse stock split.

NOTE 6 - RELATED PARTY TRANSACTIONS

     In 1998 and 1999 the Company incurred expenses of an aggregate $48,000 for each year to entities controlled by Officers/Directors of the Company for office space and administrative services in Scottsdale, Arizona ($24,000 - 1998 and $24,000 - 1999) and Denver, Colorado ($24,000 - 1998 and $24,000 -
     1999), at the rate of $2,000 per month.

     In November 1997, the Company entered into a one-year agreement with its Secretary/Treasurer to provide financial and other services to the Company for $2,500 per month. During 1998, the Secretary/Treasurer was paid $30,000 under the agreement, which was converted to a month to month basis. During 1999, the Company paid the Secretary/Treasurer $7,500 for services and issued 100,000 shares of common stock valued at $22,500 ($.225 per share).

     In 1998, the Company acquired a 20% working interest in certain undeveloped oil and gas properties for $131,000 from an entity controlled by the chief operating officer/director of the Company. (See Note 3)

     Effective December 31, 1999, an officer/director forgave $22,000 owed by the Company to an entity controlled by him, which amount was charged to additional paid in capital. Additionally in 1999, the Company issued 99,788 shares of common stock (valued at $.225 per share) in settlement of $22,452 owed to an entity controlled by an officer/director. Accounts payable at December 31, 1999 includes $20,500 due to an officer/director for non-interest bearing cash advances made to the Company.

     An officer/director of the Company personally guaranteed a line of credit with a commercial bank (see Note 4).

NOTE 7 - SEGMENT REPORTING

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

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years ended December 31, 1998 and 1999


NOTE 7 - SEGMENT REPORTING

     The Company has one reportable segment, oil and gas producing activities. The Company has concentrated its oil and gas exploration and development activities in the western United States, primarily in California and Wyoming. All activities in this segment have been with industry partners.

     The Company earned revenue from its oil and gas activities of $0 and $152,832 for the years ended December 31, 1998 and 1999, respectively. The Company's total assets of $385,026 at December 31, 1999 and operating expenses of $1,456,553 and $588,379 for the years ended December 31, 1998 and 1999, respectively, are attributable to this segment.

NOTE 8 - FINANCIAL INSTRUMENTS

     FAIR VALUE

     The fair values of cash, accounts receivable, accounts payable and short-term debt approximate their carrying values due to the short-term nature of these financial instruments.

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

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-KSB

                                   EXHIBITS TO
                                 FAN ENERGY INC.

                                INDEX TO EXHIBITS
                                                                     Page or
Exhibit No.  Description                                         Cross Reference
-----------  ------------                                        ---------------

(3.1) Restated Articles of Incorporation of Eastern Star Mining, Inc., as filed with the Nevada Secretary of State February 7, 1997.(1)

(3.2)       Certificate  of  Amendment of Articles of  Incorporation  of
            Eastern  Star  Mining,   Inc.,  as  filed  with  the  Nevada
            Secretary of State May 19, 1997.(1)

(3.3) Certificate of Amendment of Articles of Incorporation of Eastern Star Mining, Inc., as filed with the Nevada Secretary of State May 28, 1997.(1)

(3.4) Certificate of Amendment of Articles of Incorporation of Eastern Star Holdings, Inc., as filed with the Nevada Secretary of State December 10, 1997.(1)

(3.5)        Bylaws of Company adopted December 31, 1997.(1)

(10.1) Letter Agreement dated August 27, 1997 between Company and George H. Fancher Jr. d/b/a Fancher Oil Company.(1)

(10.2) Agreement With Arizona Corporate Management, Inc. dated November 1, 1998.(1)

(10.3)       1997 Incentive and Nonstatutory Stock Option Plan. (1)

(10.4) Letter regarding conflicts of interest dated March __, 1998 between Company and George H. Fancher Jr.(1)

(10.5) Form of Subscriion Agreement for certain officers and consultants.(1)

(10.6)       Agreement with Albert Golusin.(1)

(10.7)       Participation Agreement  dated October 1, 1998 with Fancher
             Oil LLC.(2)

(10.8)       Indemnification Agreement with George H. Fancher Jr.

(27)         Financial Data Schedule.
-----------------

(1) Incorporated by reference to Registration Statement No. 33-64448 on Form SB-2, which became effective May 14, 1998.
(2) Incorporated by reference to Exhibit 10.7 on Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.