Form 10QSB
period 2000-03-31
FAN ENERGY INC
filed 2000-05-15
CIK 1057024

Quarterly Report for Small Business Issuers Subject
                      To the 1934 Act Report Requirements

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000

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

           Yes [X]  No [ ]

As of May 11, 2000 the Registrant had outstanding 9,451,492 shares of common stock, par value $.00l.

Transitional Small Business Disclosure Format (check one):

          Yes [ ]   No [X]

                                 FAN ENERGY INC.
                                   FORM 10-QSB
                                 MARCH 31, 2000



                                Table of Contents


Part I    Financial Information

     Item 1.   Financial Statements

               Balance Sheets as of December 31, 1999 and
                     March 31, 2000                                            3

               Statements of Operations for the Three Months Ended
                     March 31, 1999 and 2000
                     and cumulative amounts from inception                     4

               Statements of Cash Flows for the Three Months Ended
                    March 31, 1999 and 2000
                    and cumulative amounts from inception                      5


               Notes to Financial Statements                                   6

     Item 2.   Management's Plan of Operation                               7- 8

Part II

     Item 1.   Legal Proceedings                                               8

     Item 2.   Changes in Securities                                           8

     Item 3.   Defaults Upon Senior Securities                                 8

     Item 4.   Submission of Matters to a Vote of Security Holders             8

     Item 5.   Other Information                                               8

     Item 6.   Exhibits and Reports on Form 8-K                                9

     Signatures                                                                9

PART I

Item 1.           Financial Statements


                                             FAN ENERGY INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                              BALANCE SHEETS


                                                               December 31,               March 31,
                                                                   1999                      2000
                                                               ------------               ---------
                                                                                         (Unaudited)
                                       ASSETS
CURRENT ASSETS
  Cash ....................................................   $    11,290               $    29,877
  Accounts receivable .....................................        46,147                    28,301
                                                              -----------               -----------

     Total Current Assets .................................        57,437                    58,178

OIL AND GAS PROPERTIES, net ...............................       327,589                   290,739
                                                              -----------               -----------

                                                              $   385,026               $   348,917
                                                              ===========               ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade ................................   $     8,397               $    13,541
                   - related ..............................        20,500                    20,500
  Note payable - bank .....................................        20,000                      --
                                                              -----------               -----------

     Total Current Liabilities ............................        48,897                    34,041
                                                              -----------               -----------

STOCKHOLDERS' EQUITY
  Preferred Stock, $.01 par value
     Authorized - 5,000,000 shares
     Issued - none ........................................          --                        --
Common Stock, $.001 par value
     Authorized - 95,000,000 shares
     Issued and outstanding - 9,451,492 shares ............         9,452                     9,452
Additional paid-in capital ................................     2,317,509                 2,317,509
Deficit accumulated during the developmental stage ........    (2,091,332)               (2,112,585)
Additional paid-in capital stock options ..................       100,500                   100,500
                                                              -----------               -----------
                                                                  336,129                   314,876
                                                              -----------               -----------

                                                              $   385,026               $   348,917
                                                              ===========               ===========

                See accompanying notes to financial statements.

                                             FAN ENERGY INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENTS OF OPERATIONS

                                                                              Three Months Ended                        Cumulative
                                                                                     March 31,                         Amounts from
                                                                            --------------------                     Jan. 1, 1997 to
                                                                                  1999                  2000          March 31, 2000
                                                                                  ----                  ----         ---------------
REVENUES
     Oil and gas production ......................................         $     20,662          $     41,370          $    194,202
                                                                            -----------           -----------           -----------
OPERATING EXPENSES
     Lease operating expenses ....................................                1,208                 1,650                33,281
     Depreciation, depletion and amortization ....................               21,410                45,196               170,134
     General and administrative ..................................               41,399                15,501               537,010
     Impairment of oil and gas properties ........................                 --                    --               1,557,702
     Interest ....................................................                 --                     276                 8,660
                                                                            -----------           -----------           -----------

                                                                                 64,017                62,623             2,306,787
                                                                            -----------           -----------           -----------

NET (LOSS) .......................................................         $    (43,355)         $    (21,253)         $ (2,112,585)
                                                                            ===========           ===========           ===========
NET (LOSS) PER COMMON SHARE -
     Basic and Diluted ...........................................         $      (.004)         $      (.002)         $       (.28)
                                                                            ===========           ===========           ===========
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING -
     Basic and Diluted ...........................................           10,051,704             9,451,492             7,431,318
                                                                            ===========           ===========           ===========









                See accompanying notes to financial statements.


                                      FAN ENERGY INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS


                                                                                       Three Months Ended               Cumulative
                                                                                            March 31,                  Amounts from
                                                                                    -------------------------        Jan. 1, 1997 to
                                                                                    1999                 2000         March 31, 2000
                                                                                    ----                 ----
CASH FLOWS FROM OPERATNG ACTIVITIES

     Net (loss) .....................................................         $   (43,355)         $   (21,253)         $(2,112,585)
     Adjustments to reconcile net (loss) to net cash
        provided (used) by operating activities
     Depreciation, depletion and amortization .......................              21,410               45,196              170,134
     Impairment of oil and gas properties ...........................                --                   --              1,557,702
     Stock options ..................................................                --                   --                102,832
     Stock for services and payables ................................                --                   --                137,953
     Forgiveness of payables by officer/director ....................                --                   --                 22,000
     Changes in assets and liabilities

        Increase in accounts payable ................................              48,673                5,144               34,041
        Decrease (increase) in accounts receivable ..................             (19,454)              17,846              (28,301)
                                                                              -----------          -----------          -----------

     Net Cash Provided (Used) by Operating Activities ...............               7,274               46,933             (116,224)
                                                                              -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Cash paid for oil and gas properties ...........................                --                 (8,346)          (1,718,575)
                                                                              -----------          -----------          -----------

     Net Cash (Used) in Investing Activities ........................                --                 (8,346)          (1,718,575)
                                                                              -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from exercise of common stock warrants ................                --                   --                413,000
     Proceeds from sale of common stock .............................                --                   --              1,500,000
     Cash paid for offering costs ...................................                --                   --                (48,324)
     Proceeds from short term borrowings ............................                --                   --                 90,000
     Repayment of short term borrowings .............................                --                (20,000)             (90,000)
                                                                              -----------          -----------          -----------

     Net Cash (Used) Provided by Financing Activities ...............                --                (20,000)           1,864,676
                                                                              -----------          -----------          -----------

NET (DECREASE) INCREASE IN CASH .....................................               7,274               18,587               29,877

CASH, BEGINNING OF PERIODS ..........................................              15,875               11,290                 --
                                                                              -----------          -----------          -----------

CASH, END OF PERIODS ................................................         $    23,149          $    29,877          $    29,877
                                                                              ===========          ===========          ===========


                See accompanying notes to financial statements.

                                 FAN ENERGY INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 2000


     The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1999. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

     The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Item 2.   Management's Plan of Operations

     In the following discussion we are providing an analysis of our financial condition and the Plan of Operation during the next quarter and the balance of the fiscal year. This discussion should be read in conjunction with our financial statements and the notes thereto. Certain matters discussed below are based on potential future circumstances and developments which we anticipate or expect, but which cannot be assured. Such forward- looking statements include, but are no limited to, our plans to conduct drilling operations, trends in the results of our operations, anticipated rates of production, natural gas and oil prices, operating expenses and our anticipated capital requirements and capital resources. The actual results which we achieve in our operations could differ materially from the matters discussed in the forward-looking statements.

     We generated $ 41,370 of revenue in the first quarter of 2000 compared to $ 20,662 in the first quarter of 1999. The revenues during the first quarter of 2000 and 1999 was from our interest in the Molluca Well in the Sacramento Basin of central California. Our revenue during the first quarter of 2000 was from our interest in 103,797 mcf produced at an average price of $ 2.15 per mcf. Our revenue during the first quarter of 1999 was from our interest in 67,612 mcf produced and sold at an average price of $ 1.65 per mcf. This producing natural gas well in the Sacramental Basin of central California and our interest in the surrounding unexplored acreage is being held for sale. Pending any sale of those properties, we will continue to receive revenue from production from this well.

     We hold an undivided net interest equal to approximately 20% in a 5,760 acre prospect located in Sweetwater County, Wyoming. Two exploratory wells have been drilled on the prospect, with the first well completed as an apparent oil producer and the second as a marginally productive natural gas well. Both wells were shut-in for the winter months of 1999 and early 2000 because of the weather. The operator of the well, Fancher Oil LLC, expects additional wells to be drilling on this prospect in 2000 and thereafter. Because of our limited financial resources, it is likely that we will farm-out all or a portion of our interest in these properties for development by others, with the expectation that we would receive a reduced interest in future wells, and most of our share of drilling and development expenses would be paid by other participants.

     We had general and administrative expenses of $ 15,501 in the first quarter, compared to $ 41,399 in the prior year. We decided not to pay management fees and reimbursement for office space to Fancher Oil Company and Arizona Corporate Management during 2000 until we are able to reasonably afford their services. Our expenses were significantly less during the first three months of 2000 as payments were made to consultants on an as- needed basis only.

     At March 31, 2000, the Company had $ 29,877 in cash, compared to $11,290 at December 31, 1999.

     During 1999, we obtained a $ 150,000 line of credit which was secured by the personal guarantee of our President. The loan was used to repay amounts owed to Fancher Oil, LLC and other accounts payable and to fund some operating expenses. The principal balance owed on the loan at December 31, 1999 was $ 20,000 and was paid off during the first quarter of this year.

     The Company will need to raise additional financing over the next twelve months to continue drilling and pay its general and administrative expenses. In May 2000, the Company expects to commence a public offering of a minimum of 400,000 units, up to a maximum of 3.0 million unit at $0.10 per unit. The offering has not commenced as of the date of this report.

     Each unit will include one share of common stock and one warrant for one share. In 2000, the Company extended to October 31, 2000, the expiration date for outstanding warrants pursuant to which holders may purchase up to 1,180,000 shares of common stock at $.15 per share. The Company anticipates that at least a portion of outstanding warrants will be exercised by warrant holders. If all outstanding warrants are exercised, of which there is no assurance, the Company would receive a total of $ 177,000 by October 31, 2000, the date of expiration. No assurances can be made as to whether any of the warrants will be exercised. The Company did not raise any money from the sale of securities during the last 15 months.

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

     Year 2000 Considerations. Because we are a small company and use computer systems and applications owned by our consultants, we did not incur any material costs in remediating potential Year 2000 problems. Our consultants have confirmed to us that Year 2000 issues on their systems were detected and remediated. We do not believe that Y2K issues affected others in the oil and gas industry with whom we may have operating agreements or other arrangements, such as oil or gas purchasers, pipeline operators, drilling contractors, governmental agencies or others. Problems experienced by such other entities could adversely affect our business.


PART II   Other Information

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit 27 - Financial Data Schedule

          During the quarter ended March 31, 2000, the Registrant did not file any reports on Form 8-K.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAN ENERGY INC.

Signatures                      Title                               Date
----------                      -----                               ----


/s/ George H. Fancher, Jr.      Chief Operating Officer;            May 15, 2000
--------------------------      and Chairman of the Board
George H. Fancher, Jr.