Form 10QSB
period 2000-06-30
FAN ENERGY INC
filed 2000-08-21
CIK 1057024

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2000.

     OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                        to
                                    ----------------------    ------------------
     Commission file number 333-47699

                                 Fan Energy Inc.
       (Exact name of small business issuer as specified in its charter.)

          Nevada                     333-47699                   77-0140428
 ---------------------------     ---------------            ------------------
(State or other jurisdiction    (Commission File           (IRS Employer
 of incorporation)               Number)                    Identification No.)

                1801 Broadway, Suite 720, Denver, Colorado 80202
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (303) 296-6600
                            -------------------------
                           (Issuer's telephone number,
                              including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2000, the Registrant had outstanding 9,451,492 shares of common stock, par value $.00l.

Transitional Small Business Disclosure Format (check one):

                               Yes  [ ]     No    [X]

                                 FAN ENERGY INC.
                                   FORM 10-QSB
                                  JUNE 30, 2000



                                Table of Contents


Part I   Financial Information

     Item 1.  Financial Statements

              Balance Sheets as of December 31, 1999 and
                     June 30, 2000                                             3
              Statements of Operations for the Three Months and Six Months
                     Ended  June 30, 1999 and 2000
                     and cumulative amounts from inception                   4-5
              Statements of Cash Flows for the Six Months Ended
                     June 30, 1999 and 2000
                     and cumulative amounts from inception                     6
              Notes to Financial Statements                                    7

     Item 2.  Management's Plan of Operation                                   8

Part II

     Item 1.  Legal Proceedings                                                9

     Item 2.  Changes in Securities                                            9

     Item 3.  Defaults Upon Senior Securities                                  9

     Item 4.  Submission of Matters to a Vote of Security Holders              9

     Item 5.  Other Information                                               10

     Item 6.  Exhibits and Reports on Form 8-K                                11

     Signatures

PART I
Item 1.           Financial Statements

                                      FAN ENERGY INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                      BALANCE SHEETS

                                                                         December 31,             June 30, 2000
                                                                            1999                   (Unaudited)
                                                                         ------------             -------------
                                     ASSETS

CURRENT ASSETS
    Cash ..............................................................   $    11,290             $    39,617
    Accounts receivable ...............................................        46,147                  39,421
                                                                          -----------             -----------
        Total Current Assets ..........................................        57,437                  79,038

OIL AND GAS PROPERTIES, net ...........................................       327,589                 259,709
DEFERRED OFFERING COSTS ...............................................          --                    16,314
                                                                          -----------             -----------
                                                                          $   385,026             $   355,061
                                                                          ===========             ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts payable - trade ..........................................   $     8,397             $    26,717
                     - related ........................................        20,500                  20,500
    Note payable - bank ...............................................        20,000                    --
                                                                          -----------             -----------
        Total Current Liabilities .....................................        48,897                  47,217
                                                                          -----------             -----------

STOCKHOLDERS' EQUITY
    Preferred Stock, $.01 par value
           Authorized - 5,000,000 shares
           Issued - none ..............................................          --                      --
    Common Stock, $.001 par value
           Authorized - 95,000,000 shares
           Issued and outstanding - 9,451,492 shares ..................         9,452                   9,452
    Additional paid-in capital ........................................     2,317,509               2,317,509

    Deficit accumulated during the developmental stage ................    (2,091,332)             (2,119,617)

    Additional paid-in capital stock options ..........................       100,500                 100,500
                                                                          -----------             -----------
                                                                              336,129                 307,844
                                                                          -----------             -----------

                                                                          $   385,026             $   355,061
                                                                          ===========             ===========


                 See accompanying notes to financial statements.



                                      FAN ENERGY INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF OPERATIONS

                                                                         Six Months Ended                    Cumulative
                                                                              June 30,                      Amounts from
                                                                    ---------------------------            Jan. 1, 1997 to
                                                                    1999                   2000             June 30, 2000
                                                                    ----                   ----           -----------------
REVENUE
    Oil and gas production ..............................     $     63,000           $     80,904           $    233,736
                                                              ------------           ------------           ------------

OPERATING EXPENSES
    Lease operating expenses ............................            9,251                  2,874                 34,505
    Depreciation, depletion and amortization ............           57,762                 80,421                205,359
    General and administrative ..........................           68,398                 25,618                547,127
    Impairment of oil and gas properties ................             --                     --                1,557,702
    Interest ............................................              139                    276                  8,660
                                                              ------------           ------------           ------------

                                                                   135,550                109,189              2,353,353
                                                              ------------           ------------           ------------


NET (LOSS) ..............................................     $    (72,550)          $    (28,285)          $ (2,119,617)
                                                              ============           ============           ============


NET (LOSS) PER COMMON SHARE -

    Basic and Diluted ...................................     $       (.01)          $      (.003)          $       (.28)
                                                              ============           ============           ============


WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic and Diluted ...................................       10,051,704              9,451,492              7,592,286
                                                              ============           ============           ============




                 See accompanying notes to financial statements.

                                      FAN ENERGY INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENTS OF OPERATIONS

                                                                                     Three Months Ended
                                                                                          June 30,
                                                                              --------------------------------
                                                                              1999                        2000


REVENUE
    Oil and gas production .....................................       $     42,338                $     39,534
                                                                       ------------                ------------

OPERATING EXPENSES
    Lease operating expenses ...................................              8,043                       1,224
    Depreciation, depletion and amortization ...................             36,352                      35,225
    General and administrative .................................             26,999                       9,841
    Impairment of oil and gas properties .......................               --                          --
    Interest ...................................................                139                         276
                                                                       ------------                ------------

                                                                             71,533                      46,566
                                                                       ------------                ------------

NET (LOSS) .....................................................       $    (29,195)               $     (7,032)
                                                                       ============                ============


NET (LOSS) PER COMMON SHARE -

    Basic and Diluted ..........................................       $      (.003)               $      (.001)
                                                                       ============                ============


WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic and Diluted ..........................................         10,051,704                   9,451,492
                                                                       ============                ============




                 See accompanying notes to financial statements.

                                      FAN ENERGY INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS

                                                                                  Six Months Ended              Cumulative
                                                                                    June 30,                   Amounts from
                                                                                ---------------------        Jan. 1, 1997 to
                                                                                1999             2000          June 30, 2000
                                                                                ----             ----        ----------------
CASH FLOWS FROM OPERATNG ACTIVITIES

    Net (loss) ..................................................... $   (72,550)         $   (28,285)         $(2,119,617)

    Adjustments to reconcile net (loss) to net cash
        provided (used) by operating activities
    Depreciation, depletion and amortization .......................      57,762               80,421              205,359
    Impairment of oil and gas properties ...........................        --                   --              1,557,702
    Stock options ..................................................        --                   --                102,832
    Stock for services and payables ................................        --                   --                137,953
    Forgiveness of payables by officer/director ....................        --                   --                 22,000
    Changes in assets and liabilities
        Increase in accounts payable ...............................      49,103               18,321               47,218

        Decrease (increase) in accounts receivable .................     (56,483)               6,726              (39,421)
        Other ......................................................      20,500              (16,314)             (16,314)
                                                                     -----------          -----------          -----------
    Net Cash Provided (Used) by Operating Activities ...............       (1668)              60,869             (102,288)
                                                                     -----------          -----------          -----------


CASH FLOWS FROM INVESTING ACTIVITIES

    Cash paid for oil and gas properties ...........................     (50,663)             (12,542)          (1,722,771)
                                                                     -----------          -----------          -----------



    Net Cash (Used) in Investing Activities ........................     (50,663)             (12,542)          (1,722,771)
                                                                     -----------          -----------          -----------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of common stock warrants ................        --                   --                413,000
    Proceeds from sale of common stock .............................        --                   --              1,500,000

    Cash paid for offering costs ...................................        --                   --                (48,324)

    Proceeds from short term borrowings ............................      90,000                 --                 90,000
    Repayment of short term borrowings .............................        --                (20,000)             (90,000)
                                                                     -----------          -----------          -----------

    Net Cash (Used) Provided by Financing Activities ...............      90,000              (20,000)           1,864,676
                                                                     -----------          -----------          -----------



NET (DECREASE) INCREASE IN CASH ....................................      37,669               28,327               39,617


CASH, BEGINNING OF PERIODS .........................................      15,875               11,290                 --
                                                                     -----------          -----------          -----------

CASH, END OF PERIODS ............................................... $    53,544          $    39,617          $    39,617
                                                                     ===========          ===========          ===========




                 See accompanying notes to financial statements.

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

     The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

     We generated $80,904 of revenue in the first half of 2000 compared to $63,000 in the first half of 1999. The revenue was from our interest in the Molucca Well in the Sacramento Basin of central California. The increased revenue was due to substantially increased prices we received, as production has begun to drop off on this well. We anticipate that production from the Starkey formation in the Molucca #1-35 well will reach its economic limit before the end of the year, due to a significant increase in water production. When this occurs, the Molucca #1-35 well will be recompleted in the Winters formation. This zone should produce gas at comparable rates to the Starkey zone, based on a comparison of the electric logs from this well to logs from other Winters producing wells in the area. We expect gas prices to remain strong for the remainder of the year at approximately $3.00 per MCF.

     This producing natural gas well in the Sacramental Basin of central California and our interest in the surrounding unexplored acreage is being held for sale. Pending any sale of those properties, we will continue to receive revenue from production from this well.

     We hold an undivided net interest equal to approximately 20% in a 5,760 acre prospect located in Sweetwater County, Wyoming. Two exploratory wells have been drilled on the prospect, with the first well completed as an apparent oil producer and the second as a marginally productive natural gas well. Both wells were shut-in for the winter months of 1999 and early 2000 because of the weather. The operator of the well, Fancher Oil LLC, expects additional wells to be drilling on this prospect in the second half of 2000 and thereafter. Because of our limited financial resources, it is likely that we will farm-out all or a portion of our interest in these properties for development by others, with the expectation that we would receive a reduced interest in future wells, and most of our share of drilling and development expenses would be paid by other participants.

     We had general and administrative expenses of $25,618 in the first half, compared to $68,398 in the prior year. We decided not to pay management fees and reimbursement for office space to Fancher Oil Company and Arizona Corporate Management during 2000 until we are able to reasonably afford their services. Our expenses were significantly less during the first half of 2000 as payments were made to consultants on an as-needed basis only.

     At June 30, 2000, the Company had $39,617 in cash, compared to $11,290 at December 31, 1999.

     During 1999, we obtained a $150,000 line of credit which was secured by the personal guarantee of our President. The loan was used to repay amounts owed to Fancher Oil, LLC and other accounts payable and to fund some operating expenses. The principal balance owed on the loan at December 31, 1999 was $20,000 and was paid off during the first quarter of 2000.

     The Company will need to raise additional financing over the next twelve months to continue drilling and pay its general and administrative expenses. In May 2000, the Company commenced a public offering of a minimum of 400,000 units, up to a maximum of 3.0 million unit at $0.10 per unit. The offering has not been completed as of the date of this report.

     Each unit includes one share of common stock and one warrant for one share. In 2000, the Company extended to October 31, 2000, the expiration date for outstanding warrants pursuant to which holders may purchase up to 1,180,000 shares of common stock at $.15 per share. The Company anticipates that at least a portion of outstanding warrants will be exercised by warrant holders. If all outstanding warrants are exercised, of which there is no assurance, the Company would receive a total of $ 177,000 by October 31, 2000, the date of expiration. No assurances can be made as to whether any of the warrants will be exercised. The Company did not raise any money from the sale of securities during the last 15 months.

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

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit 27 - Financial Data Schedule

          During the quarter ended June 30, 2000, the Registrant did not file any reports on Form 8-K.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAN ENERGY INC.

Signatures                      Title                            Date
----------                      -----                            ----


/s/ George H. Fancher, Jr.      Chief Operating Officer;         August 21, 2000
--------------------------      and Chairman of the Board
George H. Fancher, Jr.