Form 10QSB
period 2000-09-30
FAN ENERGY INC
filed 2000-11-20
CIK 1057024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(D) of the
securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

OR

[  ] Transition Report Pursuant to Section 13 or 15(D) of the
Securities Exchange Act of 1934

Commission File Number 333-47699

Fan Energy Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation)

77-0140428
(IRS Employer Identification No.)

1801 Broadway, Suite 720
Denver, Colorado 80202
(Address of principal executive offices, including zip code)

(303) 296-6600
(Issuer's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes [X]     No [  ]

As of November 14, 2000, the Registrant had outstanding 9,451,492 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format. Yes [  ]     No [X]

FAN ENERGY INC.
FORM 10-QSB
SEPTEMBER 30, 2000

Table of Contents

Part I — Financial Information

  Item 1. Financial Statements

        Balance Sheets as of December 31, 1999 and
                 September 30, 2000 ................................................................................................ 3

        Statements of Operations for the Three Months and Nine Months
                 Ended September 30, 1999 and 2000
                 and cumulative amounts from inception ............................................................. 4-5

        Statements of Cash Flows for the Nine Months Ended
                 September 30, 1999 and 2000

Part II

Signatures

PART I

Item 1. Financial Statements

FAN ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

                                                                                December 31,           September 30,
                                                                                   1999                     2000
                                                                                -----------            ------------
                                                                                                        (Unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash .................................................................     $    11,290             $    64,614
    Cash-escrow (Note 1) .................................................            --                   110,000
    Accounts receivable ..................................................          46,147                  22,802
                                                                               -----------             -----------

        Total Current Assets .............................................          57,437                 197,416

OIL AND GAS PROPERTIES, net ..............................................         327,589                 240,967
DEFERRED OFFERING COSTS ..................................................            --                    12,455
                                                                               -----------             -----------

                                                                               $   385,026             $   450,838
                                                                               ===========             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable - trade .............................................     $     8,397             $    14,343
                     - related ...........................................          20,500                  20,500
    Note payable - bank ..................................................          20,000                    --
                                                                               -----------             -----------

        Total Current Liabilities ........................................          48,897                  34,843
                                                                               -----------             -----------

STOCKHOLDERS' EQUITY
    Preferred Stock, $.01 par value
           Authorized - 5,000,000 shares
           Issued - none .................................................            --                      --
    Common Stock, $.001 par value
           Authorized - 95,000,000 shares
           Issued and outstanding - 9,451,492 shares (Note 1) ............           9,452                   9,452
    Additional paid-in capital ...........................................       2,317,509               2,317,509
    Deficit accumulated during the developmental stage ...................      (2,091,332)             (2,121,466)
    Additional paid-in capital stock options .............................         100,500                 100,500
    Common stock subscribed (Note 1) .....................................            --                   110,000
                                                                               -----------             -----------

                                                                                   336,129                 415,995
                                                                               -----------             -----------

                                                                               $   385,026             $   450,838
                                                                               ===========             ===========

See accompanying notes to financial statements.

FAN ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(Unaudited)

                                                                          Nine Months Ended                 Cumulative
                                                                             September 30,                 Amounts from
                                                                     ---------------------------          Jan. 1, 1997 to
                                                                     1999                   2000           Sept. 30, 2000
                                                                     ----                   ----          ---------------

REVENUES
    Oil and gas production ..............................     $    103,486           $    119,961           $    272,793
                                                              ------------           ------------           ------------

OPERATING EXPENSES
    Lease operating expenses ............................           15,363                 17,352                 48,983
    Depreciation, depletion and amortization ............           89,096                100,605                225,543
    General and administrative ..........................           92,052                 31,862                553,371
    Impairment of oil and gas properties ................             --                     --                1,557,702
    Interest ............................................            1,477                    276                  8,660
                                                              ------------           ------------           ------------

                                                                   197,988                150,095              2,394,259
                                                              ------------           ------------           ------------

NET (LOSS) ..............................................     $    (94,502)          $    (30,134)          $ (2,121,466)
                                                              ============           ============           ============

NET (LOSS) PER COMMON SHARE -
    Basic and Diluted ...................................     $       (.01)          $      (.003)          $       (.28)
                                                              ============           ============           ============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic and Diluted ...................................       10,051,704              9,451,492              7,592,286
                                                              ============           ============           ============

See accompanying notes to financial statements.

FAN ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                Three Months Ended
                                                                                    September 30,
                                                                          --------------------------------
                                                                          1999                        2000
                                                                          ----                        ----

REVENUES
    Oil and gas production .....................................   $     40,486                $     39,057
                                                                   ------------                ------------

OPERATING EXPENSES
    Lease operating expenses ...................................          6,112                      14,478
    Depreciation, depletion and amortization ...................         31,334                      20,184
    General and administrative .................................         25,129                       6,244
    Impairment of oil and gas properties .......................           --                          --
    Interest ...................................................          1,338                        --
                                                                   ------------                ------------

                                                                         63,913                      40,906
                                                                   ------------                ------------

NET (LOSS) .....................................................   $    (23,427)               $     (1,849)
                                                                   ============                ============

NET (LOSS) PER COMMON SHARE -
    Basic and Diluted ..........................................   $      (.002)               $       --
                                                                   ============                ============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING -
    Basic and Diluted ..........................................     10,051,704                   9,451,492
                                                                   ============                ============

See accompanying notes to financial statements.

FAN ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                          Nine Months Ended
                                                                               Sept. 30,                   Amounts from
                                                                       ------------------------           Jan. 1, 1997 to
                                                                       1999                2000            Sept. 30, 2000
                                                                       ----                ----           ---------------
CASH FLOWS FROM OPERATNG ACTIVITIES
    Net (loss) ................................................. $   (94,502)         $   (30,134)         $(2,121,466)
    Adjustments to reconcile net (loss) to net cash
        provided (used) by operating activities
    Depreciation, depletion and amortization ...................      89,096              100,605              225,543
    Impairment of oil and gas properties .......................        --                   --              1,557,702
    Stock options ..............................................        --                   --                102,832
    Stock for services and payables ............................        --                   --                137,953
    Forgiveness of payables by officer/director ................        --                   --                 22,000
    Changes in assets and liabilities
        Increase in accounts payable ...........................      53,572                5,945               14,343
        Decrease (increase) in accounts receivable .............     (42,534)              23,346              (22,802)
         (Increase) in deferred offering costs .................     (15,356)             (12,455)             (12,455)
        Other ..................................................      20,500                 --                 20,500
                                                                 -----------          -----------          -----------
    Net Cash Provided (Used) by Operating Activities ...........      10,776               87,307              (75,850)
                                                                 -----------          -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Cash paid for oil and gas properties .......................     (58,762)             (13,983)          (1,724,212)
                                                                 -----------          -----------          -----------
    Net Cash (Used) in Investing Activities ....................     (58,762)             (13,983)          (1,724,212)
                                                                 -----------          -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of common stock warrants ............        --                   --                413,000
    Proceeds from sale of common stock .........................        --                   --              1,500,000
    Proceeds from sale of common stock subscribed ..............        --                110,000              110,000
    Cash paid for offering costs ...............................        --                   --                (48,324)
    Proceeds from short term borrowings ........................      40,000                 --                 90,000
    Repayment of short term borrowings .........................        --                (20,000)             (90,000)
                                                                 -----------          -----------          -----------

    Net Cash Provided by Financing Activities ..................      40,000               90,000            1,974,676
                                                                 -----------          -----------          -----------

NET (DECREASE) INCREASE IN CASH ................................      (7,986)             163,324              174,614

CASH, BEGINNING OF PERIODS .....................................      15,875               11,290                 --
                                                                 -----------          -----------          -----------

CASH, END OF PERIODS ........................................... $     7,889          $   174,614          $   174,614
                                                                 ===========          ===========          ===========

See accompanying notes to financial statements.

FAN ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)NOTES
TO FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2000

The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1999. The current interim period reported herein should be read in conjunction with the Company’s Form 10-KSB subject to independent audit at the end of the year.

(1)   In June 2000, the Company commenced a public offering of up to 3,000,000 units, each consisting of one share of common stock and one stock purchase warrant which would entitle the holder to purchase an additional share of common stock at $0.15 per share. The units are offered at $0.10 per unit on a 400,000 unit minimum, 3,000,000 unit maximum unit basis. At September 30, 2000, there were in escrow $110,000 in subscriptions for the sale of 1.1 million units, representing 1,100,000 shares and 1,100,000 warrants. Subsequently, the Company received subscriptions for an additional 500,000 units, the proceeds for which were added to the escrow account. Had the shares included in the units in escrow at September 30, 2000 been issued as of that date, there would have been 10,551,492 shares outstanding on that date. The Company intends to leave the proceeds in the escrow account until the offering is completed.

(2)   The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Item 2.    Management's Plan of Operations

In the following discussion we are providing an analysis of our financial condition and the Plan of Operation during the balance of the fiscal year. This discussion should be read in conjunction with our financial statements and the notes thereto. Certain matters discussed below are based on potential future circumstances and developments which we anticipate or expect, but which cannot be assured. Such forward- looking statements include, but are no limited to, our plans to conduct drilling operations, trends in the results of our operations, anticipated rates of production, natural gas and oil prices, operating expenses and our anticipated capital requirements and capital resources. The actual results which we achieve in our operations could differ materially from the matters discussed in the forward-looking statements.

We generated $119,961 of revenue in the first nine months of 2000 compared to $103,486 in the same period. The revenue was from our interest in the Molucca Well in the Sacramento Basin of central California. The increased revenue was due to substantially increased prices we received, as production has begun to drop off on this well. We anticipate that production from the Starkey formation in the Molucca #1-35 well will reach its economic limit by the end of the year, due to a significant increase in water production. When this occurs, the Molucca #1-35 well will be recompleted in the Winters formation. This zone should produce gas at comparable rates to the Starkey zone, based on a comparison of the electric logs from this well to logs from other Winters producing wells in the area. We expect gas prices to remain strong for the remainder of the year. During the third quarter, the average price we received was approximately $3.76 per MCF.

This producing natural gas well in the Sacramental Basin of central California and our interest in the surrounding unexplored acreage is being held for sale. Pending any sale of those properties, we will continue to receive revenue from production from this well.

We hold an undivided net interest equal to approximately 20% in a 5,760 acre prospect located in Sweetwater County, Wyoming. Two exploratory wells have been drilled on the prospect, with the first well completed as an apparent oil producer and the second as a marginally productive natural gas well. Both wells were shut-in for the winter months of 1999 and early 2000 because of the weather and awaiting other activityin the area. The operator of the well, Fancher Oil LLC, expects additional wells to be drilling on this prospect in 2001 and thereafter. Because of our limited financial resources, it is likely that we will farm-out all or a portion of our interest in these properties for development by others, with the expectation that we would receive a reduced interest in future wells, and most of our share of drilling and development expenses would be paid by other participants.

We had general and administrative expenses of $31,862 in the first three quarters, compared to $92,052 in the prior year. We decided not to pay management fees and reimbursement for office space to Fancher Oil Company and Arizona Corporate Management during 2000 until we are able to reasonably afford their services. Our expenses have been significantly less during 2000 as payments were made to consultants on an as-needed basis only. Our operating results are significantly affected by our depletion and amortization expenses which increased about 12.9% for the nine month period in 1999, reflecting anticipated depletion in our one producing well.

At September 30, 2000, we had $64,614 in cash, compared to $11,290 at December 31, 1999.

During 1999, we obtained a $150,000 line of credit which was secured by the personal guarantee of our Chairman. The loan was used to repay amounts owed to Fancher Oil, LLC and other accounts payable and to fund some operating expenses. The principal balance owed on the loan at December 31, 1999 was $20,000 and was paid off during the first quarter of 2000.

The Company will need to raise additional financing over the next twelve months. In June 2000, we commenced a public offering of a minimum of 400,000 units, up to a maximum of 3.0 million units at $0.10 per unit. Each unit includes one share of common stock and one warrant for one share. As of September 30, 2000, we had sold 1,100,000 units for proceeds of $110,000 which were held in escrow as of that date, awaiting competion of the offering. The offering is completed when we will receive the proceeds from the escrow.

In 2000, the Company extended to October 31, 2000, the expiration date for outstanding warrants pursuant to which holders may purchase up to 1,180,000 shares of common stock at $.15 per share to April 30, 2000. The Company anticipates that at least a portion of outstanding warrants will be exercised by warrant holders. If all outstanding warrants are exercised, of which there is no assurance, the Company would receive a total of $177,000, the date of expiration. No assurances can be made as to whether any of the warrants will be exercised.

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

Item 4.    Submission of Matters to a Vote of Security Holders
      None

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

      Exhibit 27 - Financial Data Schedule

During the quarter ended September 30, 2000, the Registrant did not file any reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAN ENERGY INC.

Signatures                                                                               Title                                                                          Date

/s/ George H. Fancher, Jr.                                     Chief Operating Officer;                                      November 20, 2000
George H. Fancher, Jr.                                          and Chairman of the Board