Form 10QSB/A
period 2000-09-30
FAN ENERGY INC
filed 2000-11-20
CIK 1057024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

We generated $119,961 of revenue in the first nine months of 2000 compared to $103,486 in the same period. The revenue was from our interest in the Molucca Well in the Sacramento Basin of central California. The increased revenue was due to substantially increased prices we received, as production has begun to drop off on this well. We anticipate that production from the Starkey formation in the Molucca #1-35 well will reach its economic limit by the end of the year, due to a significant increase in water production. When this occurs, the Molucca #1-35 well will be recompleted in the Winters formation. This zone should produce gas at comparable rates to the Starkey zone, based on a comparison of the electric logs from this well to logs from other Winters producing wells in the area. We expect gas prices to remain strong for the remainder of the year. During the third quarter, the average price we received was approximately $4.25 per MCF.

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