Form 10KSB40
period 2000-12-31
FAN ENERGY INC
filed 2001-04-16
CIK 1057024

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the transition period from              to
            ---------------  --------------------

Commission File No. 333-47699

                                 FAN ENERGY INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

               Nevada                                 77-0140428
   ------------------------------                ---------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                Identification Number)

          5355 Capital Court suite 108, Reno, Nevada                89502
           -----------------------------------------               --------
          (Address of principal executive offices)   (Zip Code)

Issuer's telephone number: (775) 856-4500

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

     As of March 31, 2000 the issuer had 34,951,492 shares of its $0.01 par value common stock issued and outstanding. As there is no public trading market for Registrant's securities, Registrant is unable to determine the aggregate market value of the common stock, the Registrant's only class of voting stock, held by nonaffiliates.

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

ITEM 1.  DESCRIPTION OF BUSINESS.

   (a) GENERAL DEVELOPMENT OF BUSINESS

During the year 2000, Fan Energy Inc. ("Fan" or the "Company") operated as an independent energy company engaged in the exploration and acquisition of crude oil and natural gas reserves. Originally formed as an Idaho corporation in the early 1900s, the Company's predecessor was not successful in the exploration of mining properties. In 1988 the predecessor was merged into a newly-formed Nevada corporation as Eastern Star Mining, Inc. and it was inactive thereafter, with no assets or liabilities through the end of 1996. In early 1997 the corporation was reactivated when the holder of a majority of the outstanding common stock transferred control of the inactive corporation. The transferee elected new directors and officers and caused the Company to effect a 10-into-1 reverse stock split. Thereafter, the Company raised capital through the sale of its securities and acquired an interest in its oil and gas properties for cash and common stock. For a description of the transaction in which the Company acquired the properties, see Item 2. "Description of Properties." The name of the corporation was changed to Fan Energy Inc. in December 1997. The Company conducted no business activities until 1998 when it participated in drilling wells. In 1999 the Company received its first revenue from the production from the wells in which it owns an interest, as described below.

On December 29, 2000, Registrant completed and closed a public offering in which it offered and sold 3.0 million shares of common stock and 3.0 million stock purchase warrants, each warrant exercisable to purchase one share of common stock at an exercise price of $0.10 per share. Registrant received $300,000 in gross proceeds in the offering.

On January 8, 2001, Registrant acquired plant, equipment and other assets, including specialized manufacturing equipment, manufacturing set-ups, real estate lease, fixtures and related equipment and other property with an estimated fair value of at least $3.8 million from John Shebanow, Robert
Hamblen, Alex Gassiot and APG Associates, LLC. In consideration for the acquisition of the assets, Registrant issued 19,250,000 shares of its restricted common stock to the sellers. In determining the amount of Registrant' s consideration for the assets, the parties estimated the present fair market value of all such assets to be equivalent to approximately $0.20 per share issued. The parties agreed that if an independent evaluation of the assets acquired by the Registrant is less than $1.9 million, the sellers will pay to the Registrant the difference in cash. Also on January 8, 2000, Registrant sold
3,250,000 shares of restricted common stock to APG Associates, LLC for $650,000, of which $600,000 was paid by the purchaser's secured note which is due May __,
2000.

The assets acquired by Registrant constituted plant, equipment and other physical property intended to be used in the manufacture of 3.5 inch micro floppy disks. None of the assets have previously been used in such a business by the sellers. The Registrant intends to use the assets acquired to engage in the development, marketing, manufacture and sale of 3.5 inch micro floppy disks in the world replacement market for such products.

   (b) NARRATIVE DESCRIPTION OF THE OIL AND GAS BUSINESS

Fan holds an undivided net working interest equal to approximately 20% in a
5,760 acre prospect located in Sweetwater County, Wyoming. The Company has a net profits interest of 16% in two exploratory wells have been drilled on the prospect. The first well was completed as an apparent oil producer and the second as a marginally productive natural gas well which has not proven to be economically viable . The oil producing well was shut-in during the first quarter of 2000 because of the weather. During the second and third quarter of
2000, the oil producing well produced 1,317 barrels of oil. The well was shut-in during the fourth quarter of 2000 for the winter. As of the date of this report, the well is still shut-in. The Company received a reserve report on March 2,
2001 indicating that the reserves previously carried in Sweetwater County,
Wyoming are uneconomic to produce because of high operating costs and the absence of a gas pipeline. The Company is seeking to sell its interest in the
Wyoming properties and does not intend to pursue any further oil and gas opportunities in the area.

During 1999, the Company held an undivided 25% working interest in two exploratory prospects located in Yolo and Solano Counties in the Sacramento
Basin near Sacramento, California which has been held for sale since late 1999.
During 2000, the Company abandoned maintaining most of its leases except those supporting a producing well or leases that have farm-out potential. Currently, the Company's principal revenue is derived from its share of production from the producing Molluca 1-35 well and one other producing well in which the Company has a small interest.

The Company anticipates generating revenue from its media production business during the second quarter of 2001 and is seeking to sell its interest in the producing well in the Sacramento Basin.

On March 2, 2001, the Company received a report of its net oil and gas reserves with their associated economic benefit based on rates, prices and information available at December 31, 2000. The reserves evaluated were associated with the
Molucca prospect in Solano County, California. Reserves previously carried in
Wyoming were evaluated as uneconomic.

The report indicated that Molluca's producing well was economic based upon a price of $ $13.06/MMBTU at December 31, 2000 as opposed to the historical twelve month average wellhead price of $ 3.79/MMBTU. Offsetting the beneficial increase in pricing, was the appearance of water production beginning in May 2000. The very high water handling and disposal costs in this area of California increased operating expenses significantly. The Molluca well, while showing significant value under SEC pricing guidelines, has no remaining reserves at more conventional evaluation pricing scenarios. The appraisal assumed Molluca' s producing well would decline until it reached its economic limit after the first quarter of 2001 and then would be re-completed into another formation with a production comparable to that of late 2000. It also assumed that a new location in the Molluca prospect would be drilled where there are proven undeveloped reserves and would produce at a rate similar to the existing Molluca well when first drilled.

Business Strategy

Oil and Gas Properties

The Company received a reserve report from an independent petroleum engineer which concluded the drilling of a new well in the Molluca area where there are proven undeveloped reserves because production on the exisiting Molluca well would decline during the year 2001 until it reached its economic limit. It also conservatively assumed that natural gas prices would reflect the historic average of 2000 as opposed to the last quarter of 2000.

Management reasonably expects that natural gas prices for production in
California could average $8.00 per MMBTU which is more than twice the historic average during 2000. We base our opinion upon the pricing in the futures during the first quarter of 2001 for the Southern California Hub which ranged between
$9.00 and $13.00 MMBTU and the expectations of price increases due to the upcoming demands this summer.

The Company is currently evaluating the cost of water disposal in the Molluca area and the cost-benefit of drilling the development well to recover proven undeveloped reserves. In the event the Company determines it is economically viable, it may drill a new well to obtain more natural gas production and seek to sell the future production.

Marketing

Floppy Disk Market

Our marketing strategy is to sell primarily into the worldwide commodity-like market for bulk formatted and unformatted 3.5 inch floppy disks. Current wholesale prices range from approximately $0.11 to $0.22 per disk (qty dependent). We believe our advanced equipment allows us to sell profitably into this market at these price points.

Furthermore it is our intention to intensively seek duplication orders as the price ranges for duplicated floppy disk ranges from approximately $0.20 to $0.40 while having substantially similar costs to manufacture as do bulk disks.

To further our goals we have hired a full time marketing director who is currently pursuing contracts and orders throughout the U.S., Canada and Western
Europe.

Computer Equipment

We are currently receiving purchase orders for large numbers of computer equipment and we expect to begin generating revenue during April the first quarter of 2001 in this area of business. It is expected that this line of business will generate continued revenue with relatively small cash outlays. In order to further increase sales we have hired a full time salesperson who is actively pursuing buyers of computer equipment.

Competition

The 3.5 inch floppy disk is a product at the end of its life cycle. For most users the need for floppy disks is temporary at best. Driver disks, temporary storage for transportation to other locations and some archival storage are the only uses for most consumers in the U.S. Despite shrinking unit sales, billions of units are still produced annually and most computers still ship with a floppy disk drive. The floppy disk is the only universal interchange standard in existence and will most likely remain so. As demand continues to decrease, and profit margins continue to shrink, more and more manufacturers will cease operations, especially in high labor markets like the U.S. We believe our advanced equipment allows us to manufacture finished product with many fewer employees than other manufacturers. As supply diminishes prices should rise and profit margins increase. However, the price rise should not be sufficient to entice other manufacturers to reenter the market.

The competition in the floppy disk business is intense, mostly from Asian manufacturers. These manufacturers supply a large percentage of the world market in floppy disks. However, their time to market is far greater than that of Fan
Energy. Our advanced systems allow us to produce finished product at lower costs than most Asian manufacturers here in the United States. Most other U.S.
manufacturers have ceased operations leaving only a handful left. Among these are Imitation and TDK, however, it is our understanding that the majority of their products are sold into the consumer as opposed to the bulk disk market.

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

Employees

As of the date of this report, the Company had four full-time employees, all involved in our technology business.

ITEM 2.  DESCRIPTION OF PROPERTY.

Media Producing Equipment

In January 2001, the Company purchased media production and factory equipment with the capacity to produce six million 3.5 inch floppy disks per month. Also acquired were leasehold improvements and a lease for three years for office and industrial space where the equipment will be. The lease is personally guaranteed by the Company's chairman, Alex Gassiot. The Company's plant and corporate address is located at 5355 Capital Court # 108, Reno, Nevada 89502.

The equipment has state of the art burnishers that enable the polishing of a disk while still intact with the disk housing or cookie shell. This technology enables the equipment to format and certify disks with an error rate less than two percent. Standard burnishers and disk certifiers experience error rates of approximately fifteen per cent.

Oil and Gas Properties

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

The primary formations of interest in the Horsethief Canyon Prospect are the
Second and Third Frontier sands at a depth of approximately 5500 feet. The
Second Frontier in the prospect area has two zones which are present over a significant portion of the leasehold which are referred to as the "2D" and "2E"
zones. These sands are present in four non-producing wells drilled on the leasehold acreage in the 1970s and early 1980s. Based on log calculations of these wells and production tests on one of these wells, the Company believes this formation will yield commercial quantities of gas, using modern completion and production techniques. The Third Frontier formation is also considered to be potentially productive in the prospect area based on log and formation tests of these wells.

In October 1998, the Company entered into an agreement with Fancher Oil LLC, in which the Company acquired a twenty percent (20%) working interest in approximately 3,525 acres including seismic options, farm-in' s and trades, hereinafter referred to as the Horsethief Canyon Prospect. Subsequently, a 5,760
acre Federal Exploratory Unit was formed and a 3D Seismic exploration program was completed. The Company then participated in the drilling of the H.C. Federal
#30-12, centrally located in the prospect acreage. The well was completed as an apparent oil and natural gas producer in two zones of the Second Frontier formation and is awaiting the installation of surface facilities and pipeline connection. The drilling confirmed the results of the 3-D Seismic and analysis of the older wells in the area. Production in this initial well commenced in the summer of 1999 and continued for six months. The well was shut-in for the winter in late 1999 and began producing again during the second and third quarter of
2000 until it was shut-in for the winter. The second well, which has been determined to be uneconomic, was drilled and completed in late summer 1999. This well may be abandoned in 2001.

Sacramento Basin. The Sacramento Basin is an asymmetrical trough roughly 160 miles long, 50 miles wide and up to 30,000 feet deep. Sacramento, California is located in the southern portion of the basin. The majority of the reserves in the basin are natural gas which occurs in sandstone reservoirs of late
Cretaceous, Paleocene and Eocene geologic ages. The productive sands are very porous and permeable, ranging in depth from 2000 to 8000 feet. It is generally assumed that the gas was generated from deeply buried Cretaceous shales during the early to mid Tertiary period when such shales reached depths of 12,000 feet or greater. Over time the gas migrated upward along geologic structures through faults and continuous sands where porosity and permeability allowed such migration. Most reservoirs appear to be water driven and are capable of producing at relatively high rates until the water production becomes excessive, resulting in the termination of economically producing natural gas.

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

Under the Participation Agreements, the Company was entitled to receive a 25%
net working interest (approximately a 18.75% net revenue interest) in oil and natural gas leases and other property interests obtained by the Operator in two prospects, designated the "Fiji" prospect and the "Bali" prospect, included in an area of mutual interest defined in each Participation Agreement ("AMI").
During 2000, the Company declined paying its share of costs to maintain most leases throughout the prospects. The Company has continued to pay for the leases supporting the proven reserves and the producing wells in the Molluca area and in certain areas that are being farmed out to be drilled by others. It also may retain a small interest in future wells but will not be responsible for any costs. The Company is obligated to pay 33.75% of leasehold acquisition costs, oil and gas lease rentals and renewals, and costs incurred in connection with acquisition of 3-D Seismic data within the two AMI's surrounding the two prospects, for the Company's 25% working interest in the prospects. Each of the other four working interest owners (other than the Operator) also is required to pay a portion of expenses larger than its working interest.

The Operator holds title to all leasehold agreements, including oil and gas leases, farm-in agreements or other leasehold acquisitions, beneficially for the
Company and other participants in the prospects until such time as production is established. Therefore the Company does not anticipate that it will be a record holder of most of the acreage in which it holds an undivided beneficial interest. The Operator is also entitled to an additional fee from the Company of
$2,500 per well commenced in either prospect. The Company is entitled, at its sole election, to decline to participate in any particular well proposed to be drilled by the Operator. If the Company should elect not to participate in a proposed well, it shall forfeit all of its interest in the leasehold and any agreements relating to the lands within in the revenue sharing unit for the proposed well. Once the land acquisition and 3-D Seismic acquisition is completed, the Operator will operate the exploration, development and exploitation activities under the terms of a standard Operating Agreement. The
Company will generally be obligated to pay its portion of the expenditures incurred by the Operator in operating activities, including drilling expenses and similar expenditures and will be entitled to receive approximately 18.75%
(the net revenue interest) of any production which might be obtained from the prospects (after provisions for land owner and overriding royalties).

The one successful well in which Fan holds an interest in this project commenced production in early 1999. Fan continues to pay for its share of the leasehold expense costs for areas surrounding Molluca with proven undeveloped reserves.

Fan does not presently expect to participate in any additional exploratory drilling activities on these prospects and is holding its interest for sale to others, although no potential purchaser has indicated a willingness to purchase these properties on terms which Fan would consider reasonable.

Title to Properties

Media Production Equipment

The media production equipment and assets acquired by the Company during January
2001 constitute all of the real, personal, intangible and intellectual property necessary for Fan to engage in the 3.5 inch Micro Floppy Disk finish manufacturing business . The Company holds all of its equipment free and clear of restrictions on, or conditions to, transfer or assignment, and are free and clear of rights of way, covenants, conditions or restrictions. They are also clear of any adverse claims, liens, charges or encumbrances whatsoever.

Oil and Gas Producing Properties

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

Current Operations

During the year 2000 the Company held interests in two revenue producing wells in California and Wyoming. During the year 2001, the Company plans to generate revenues from the production of 3.5 inch floppy disks and to sell its ownership interest in all of its oil properties.

The Company' s equipment has the capacity to produce six million floppy disks per month. It is currently seeking contracts to produce such disks and anticipates generating revenues during the second quarter of 2001. The Company also is seeking contracts to duplicate disks for end users that distribute information or programs on floppy disks to their customers. Such contracts are preferable because of the higher profit margins. Discussions are currently being held with one such user that could demand up to 500,000 disks per month.

The Company also is seeking opportunities to generate revenue from the purchasing and sale of used specialized computer equipment. Significant profit margins can be achieved with minimal overhead cost in such transactions.

Acreage

The following table sets forth, as of December 31, 2000, the gross and net acres of oil and natural gas leases which the Company beneficially holds or has the right to acquire.

Prospect Area                              Developed       Undeveloped
-------------                           ---------------  ---------------
                                        Gross    Net      Gross     Net
                                        -----   -----    ------   ------
Green River Basin
  Horsethief Prospect ......             --      --       3,525    705
Sacramento Basin:
  Bali Prospect ............            160      40       11,389    2,847
                                        ---      --       ------   ------
   Total ...................            160      40       14,914   3,552

Reserves

As of December 31, 2000, the Company had an 18.5% profits interest in one productive well in the Sacramento Basin. The well is operated by an outside party under arrangements standard in the industry. The following is information about the reserves attributable to the Company's property at December 31, 2000, as estimated by an independent petroleum engineer.

                                  Discounted  Discounted
                                   Net Gas     Net Oil     Present Value     Present Value
                                                                (1)                (2)
                                   -------   -------       ------------ ----------------
Prospect                             (MMCF)  (MBO)             ($M)            ($M)
-----------

Sacramento Basin .................  131.5(3)   --              232.2              1,060.0
Green River Basin (4)................  --      --                --                --
                                     -------  ------      -------------    -----------------
   Total ........................     131.5    --              232.2              1,060.0

--------------------------

(1)  Present value of future net revenue, discounted at 10% before any related income taxes. Assumed product prices of a historical 12 month average at
     $3.79/MMBTU was used instead of the prices in effect in the areas at
     December 31, 2000 of $13.06/MMBTU without escalation, net of heat content adjustments, gathering costs and compression charges. All prices were assumed to remain flat over the productive lives of the wells. Operating costs utilized were estimated costs for the well at a flat rate ($26,000 per month in California) without escalation.
(2)  Present value of future net revenue, discounted at 10% before any related income taxes. Assumed prices in effect in the areas at December 31, 2000 of
     $13.06/MMBTU without escalation, net of heat content adjustments, gathering costs and compression charges. All prices were assumed to remain flat over the productive lives of the wells. Operating costs utilized were estimated costs for the well at a flat rate ($26,000 per month in California) without escalation.
(3) Includes one well which commenced production in January 1999 and one proved undeveloped (undrilled) well.

(4)Includes two proved nonproducing wells. The reserves previously carried were determined to be uneconomic due to high operating costs and the absence of a gas pipeline.

Drilling Activity

   The Company did not incur any drilling activity during the year 2000.

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

   (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

   As of March 30, 2001, the Company had 12,451,492 shares of common stock outstanding, held by approximately 513 stockholders.

   (c) DIVIDENDS

   The Company has never declared or paid cash dividends on its common stock and anticipates that future earnings, if any, will be retained for development of its business.

   (d) RECENT SALES OF UNREGISTERED SECURITIES

   The following is information with respect to all unregistered securities sold by the Company within the past three years:

   (i) In September 1998, the Company issued 2,065,000 shares of its common stock to eight persons upon exercise of outstanding warrants originally issued
June 2, 1997 (see Item 26(b) above). The warrants were exercised at $0.20 per share for total proceeds of $413,000. 435,000 unexercised warrants expired at the end of August 1999. No underwriter was involved in the transaction and there were not underwriting discounts or commissions. The issuance of the securities was exempt from registration under Section 4(2) of the Securities Act. Each of the persons exercising warrants acquired the securities for investment, certificates representing the securities were marked with a restrictive legend and stop transfer instructions were placed with the Company's stock transfer agent.

(ii) Effective July 1, 1998, the Company issued 215,000 shares of its common stock to four officers and directors of the Company in consideration for services valued at $43,000 which were provided to the Company through June 30,
1998. At the end of 1999 one director surrendered 50,000 of the shares to the
Company for cancellation. No underwriter was involved in the transaction. The issuance of securities to the individuals were exempt under Section 4(2) of the
Securities Act. Each of the persons to whom the shares were issued acquired the securities for investment, certificates representing the securities were marked with a restrictive legend and stop transfer instructions were placed with the
Company's stock transfer agent.

On January 8, 2000 the Company issued 19,250,000 restricted shares of its common stock to four persons for plant, equipment and other assets, including specialized manufacturing equipment, manufacturing set ups, real estate leases, fixtures and related equipment and other property with an estimated fair market value of $3.8 million. Also on that date the Company issued 3,250,000 shares of restricted common stock to one of the persons for $650,000, of which $600,000 was paid by th purchaser's secured promissory one, due in May 2001. Three of the purchasers became directors of the Company. The purchasers represented that they had complete information about the Company and its business and properties and agreed to take the securities for investment. Certificates representing the shares bear restrictive legends and stop transfer instructions have been placed with the transfer agent. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

(e) PROCEEDS FROM SALE OF REGISTERED SECURITIES

In 1998 the Company registered 3,000,000 shares of common stock for a contemplated public offering in Registration No. 333-64448 which was declared effective May 14, 1998. The offering was discontinued in late 1998 because the
Company was unable to complete the sale of the minimum number of shares offered.
None of the registered shares were sold. In 1999, the Company re-registered the shares with a view towards recommencement of the public offering. Due to a deterioration in the market for public companies in the oil and gas business, the offering was again deferred before the post-effective amendment to the registration statement was made effective. During the second quarter of 2000, the Company filed a post-effective registration statement (no. 333-47699) and recommenced the offering, which included shares of common stock and common stock purchase warrants. the offering was completed December 298, 2000. and the
Company sold 3.0 million shares of common stock and 3.0 million stock purchase warrants, each warrant exercisable to purchase one share of common stock at an exercise price of $0.10 per share. Registrant received $300,000 in gross proceeds and a net of $287,000 of offering costs. As of the date of this report, the Company has utilized most of the proceeds from the offering in connection with start up of our floppy disk business.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION

   In the following discussion we are providing an analysis of our financial condition and the Plan of Operation during the next quarter and the balance of the fiscal year. This discussion should be read in conjunction with our financial statements and the notes thereto. Certain matters discussed below are based on potential future circumstances and developments, which we anticipate or expect, but which cannot be assured. Such forward-looking statements include, but are not limited to, our plans to produce 3.5 inch floppy disks for sale, trends in the results of our operations, anticipated rates of production, the sale of our natural gas and oil properties, operating expenses and our anticipated capital requirements and capital resources. The actual results which we achieve in our operations could differ materially from the matters discussed in the forward-looking statements.

   During the year 2000, the Molluca natural gas well in the Bali prospect in the Sacramento Basin of central California generated $146,474 at an average price of $3.08 per MCF during 2000 net to our interest. During the three months ended December 31, 2000, the production from this well was sold at an average price of $5.39 per MCF. We anticipate gas prices on the well during 2001 to be somewhat comparable to the first quarter of 2001 and averaging about $8.00 per
MMBTU. We anticipate that the well will incur higher operating costs due to water disposal and will decline in production until it becomes uneconomic, which we estimate to be after the first quarter in 2001. The producing well and our interest in the surrounding unexplored acreage is being held for sale. Pending any sale of those properties, we will continue to receive revenue from the producing well.

   During summer and fall of 2000 the oil producing well in Wyoming produced
1,317 barrels of oil, net to the Company's interest, which was sold at an average price of $30 per barrel. We realized $5,820 after taxes and fees from our 16% revenue interest in the well during the 2000. The well was shut-in during the fourth quarter of 2000 for the winter. We do not anticipate producing from the well during 2001 because of high operating costs.

We depleted our California natural gas well by $112,001 and our Wyoming properties $2,754 totaling $114,755 during 2000. These charges, although significant, did not affect the results of our operations for 2000.

We did not take any non-cash impairment charges against our oil and gas prospects during 2000. Our reserve report for the year 2000 on our prospects indicated that based upon historical average natural gas prices during 2000, the present value of our properties discounted 10% would be approximately $ 232,200.
The report also stated that based upon the pricing at December 31, 2000, the present value of our properties discounted 10% would be approximately $
1,060,000. We believe that the carrying value of our prospects of approximately
241,000 at December 31, 2000 is reasonable because the natural gas pricing during the first quarter of 2001 has been about one-third higher than the historical average natural gas price during 2000.

We had general and administrative expenses totaling $90,701 during 1999, compared to $129,700 in the prior year. The decrease was due primarily to our lower lever of operations in 2000. We had reimbursements of $ 10,955 and fees for services provided to four directors for accounting and administrative functions approximating $50,005 in 2000. We paid $ 29,881 in legal and accounting fees in regard to required filings with the Securities and Exchange
Commission and for consultations pertaining to potential acquisitions.

In 2000 we had cash expenditures of approximately $28,000 for geophysical, lease extension costs and intangible drilling costs which were capitalized. Our share of those expenses during 2001 are have not been estimated by management at this time as they are subject to such factors as the success of initial drilling efforts, decisions by the operator to conduct other exploratory activities, weather and related factors.

On December 29, 2000, we completed and closed a public offering in which we offered and sold 3.0 million shares of common stock and 3.0 million stock purchase warrants, each warrant exercisable to purchase one share of common stock at an exercise price of $0.10 per share. The public offering generated
$300,000 in gross proceeds and $287,544 net to us after expenses we incurred in connection with the registration.

   At December 31, 2000 we had approximately $ 367,000 in cash and our working capital was approximately $ 314,000.

During the first quarter of the year 2001, we received net cash flow from the gas producing property of approximately $ 16,000.

On January 8, 2001, the Company acquired approximately $ 3.8 million in media production equipment for 19,250,000 common shares which caused a change in control and management. In conjunction with the transaction, the Company issued
3,250,000 shares of common stock in a private placement at $.20 per share in a secured note to APG Associates, LLC. Of the shares subscribed for, APG
Associates, LLC paid $ 50,000 on January 8, 2001. The balance of the note was subsequently extended by the board of directors to May 16, 2001.

Also during the month of January 2001, we disbursed $ 17, 500 for the creation of a customized program to be presented to a company that we believe will use that program on 3.5 inch floppy disks for marketing purposes and contract with us for approximately 500,000 duplicated disks per month. This anticipated contract will generate a higher profit margin than the certification of floppy disks.

During February 2001, we purchased 650,000 3.5" floppy disks for $ 52,000 and anticipate receiving delivery during April 2001.

During the quarter ended March 31, 2001, we paid approximately $ 16,750 for the set-up and maintenance of the media production equipment and approximately $
32,000 for consumables used in the production of floppy disks and $ 5,700 for capital equipment, approximately $ 31,000 in rent, utilities, insurance, leasehold improvements, and office expenses, approximately $ 14,000 for legal and accounting costs for filings with the Securities and Exchange Commission regarding the change in control and change in public accountants, approximately
$ 15,000 in prepaid items, approximately $ 90,000 in salaries and benefits for four full-time employees and one part-time employee, approximately $ 30,000 in travel expenses for corporate meetings, pursuing sales contracts and financings for the Company.

At March 30, 2001, the Company had approximately $ 78,000 in cash and $ 66,800 in accounts payable. During April 2001, the board settled $ 46,300 in payables by authorizing the issuance of restricted common shares. The remaining $ 20,500 is payable to a director of the Company.

We will require additional capital resources to take on significant manufacturing contracts for the start up of those projects and if we decide to participate in the drilling of exploratory well in the Molluca area where there are proven reserves. Although we anticipate generating revenue from the sales of used computers and 3.5 inch certified floppy disks, we have not determined the cash requirements of the Company during the next nine months.

The Company has a note receivable for $ 600,000 payable during May 2001 from APG
Associates, LLC, "APG" for 3,000,000 restricted common shares.

Outstanding warrants to purchase up to 1,180,000 shares of common stock, due to expire, were extended through October 31, 2000 and again to April 30, 2001.The exercise price for those warrants was reduced to $0.15 per share. If all the warrants are exercised, of which there is no assurance, we would receive approximately $177,000 by the end of April 2001, unless the warrants are again extended. The proceeds which we would receive, if most of the warrants are exercised, would be used for working capital. In addition there are 3,000,000 warrants outstanding until June 20, 2003 at an exercise price of $.10 per share from the registered offering completed during December 29, 2000. We can make no assurances as to whether any of the warrants will be exercised or whether we will be able to successfully raise any other capital.

The Company currently has 130,000 options outstanding at an average price of
$.215 expiring on July 2, 2002 and 570,000 options outstanding at an average price of $.35 expiring on October 30, 2007. If all the options are exercised, of which there is no assurance, we would receive $227,500. It is unlikely that such options would be exercised in the absence of a trading market in the Company's common stock.

   Unless we raise additional capital in an offering or outstanding warrants are exercised, or we raise capital from other sources, we do not believe that our limited cash flow will be sufficient to permit us to participate in drilling additional wells over the next 12 months. As a result we may be unable to participate in drilling any additional exploratory or development wells on the
Horsethief Canyon prospect or other nearby prospects, unless we are able to successfully farm-out a portion of our interests to others. If we are able to raise additional capital we may use the proceeds to participate in additional development drilling. To fund the anticipated near term capital shortfall during the second quarter of 2001, we may accept loans from management or other affiliates.

   We currently have four full-time employees and two part-time employee for the media production and corporate business. We use consultants for matters pertaining to drilling, property evaluations and administration. We anticipate hiring more employees as we begin generating revenues from the production of 3.5 inch floppy disks.

ITEM 7.  FINANCIAL STATEMENTS.

We are filing the following reports, financial statements and notes to financial statements with this annual report. These reports may be found following Part IV of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
  FINANCIAL DISCLOSURE.

In connection with the relocation of its executive offices from Denver, Colorado to Phoenix, Arizona, the Registrant determined to dismiss its principal independent accountant, Wheeler Wasoff, P.C., of Denver, Colorado, effective
January 31, 2001. The Independent Auditors' Reports on the financial statements of the Registrant for each of the past two fiscal years ending December 31, 1998 and 1999, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. Each opinion included an explanatory paragraph which raised substantial doubt about the ability of Registrant to continue as a going concern and each opinion indicated that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the Registrants two most recent fiscal years and the subsequent interim period preceding the date of dismissal, the Registrant had no disagreements with the former accoun tants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountants' satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

Effective February 1, 2001, Registrant engaged the firm of Marshall &Weber,
CPA's, PLC as the principal accountant to audit the Registrant's financial statements at and for the fiscal year ending December 31, 2000.

  PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS.

   The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. Each serves until the next annual meeting of stockholders.

Names of Executive
Officers and Directors     Age  Position                       Date of Appointment
----------------------     -----  ----------                   ---------------------------

Alex Gassiot               69   Chairman and Director         January 8, 2001
John Shebanow              33   President and Director        January 8, 2001
Robert Hamblen             70   Vice President and Director   January 8, 2001
George H. Fancher Jr.      61   Director                      October 30, 1997

William E. Grafham         63   Director                      July 2, 1997
Jeffrey J. Scott           40   Director                      October 30, 1997
Albert A. Golusin          46   Secretary, Treasurer          July 2, 1997
                                     Director                 December 30, 2000

Alex Gassiot is a licensed Real Estate Broker in California and Nevada and has been in business for over 35 years. He is president of PA Associates, Inc., a
Nevada Corporation, and Owner/Broker of Far West Ranch and Cattle
Sales/Management Company. Mr. Gassiot has extensive experience in all phases of real estate sales and commercial and residential development. He also has extensive experience in the cattle, ski and restaurant industries. During the last five years Mr. Gassiot has worked as a real estate broker and managed his personal investments.

John Shebanow has extensive experience in the data storage industry. He has been a principal in several computer companies since 1991, including having founded
Terra Systems Corporation, a full line software fulfillment company in 1995 and a family of software fulfillment and web marketing companies. Prior to 1995, Mr.
Shebanow operated a private computer systems design and software development company in the San Francisco Bay Area. His company installed hundreds of intranets, Internet wide area networks to real estate, banking and securities firms as well as developed software to control machinery. During the last five years he has consulted to various companies in software fulfillment, web marketing and data storage.

Robert Hamblen has worked during the last five years as a general manager and manufacturing manager for companies in the software fulfillment industry. Prior to his work as a general manager, he worked for 25 years as a general contractor in the real estate industry.

 George H. Fancher Jr. has been a self employed independent oil producer, operator and consultant in the Rocky Mountain Area since 1969, doing business as
Fancher Oil Company since 1980. He was employed by Chevron as a Petroleum
Engineer, in Casper, Wyoming, and Denver, Colorado from 1962 until 1966. In
1966, he joined Ball Brothers Research Corporation in Boulder, Colorado,
followed by two years with an independent oil company before forming
Smith-Fancher, independent producers in the Rocky Mountain and Mid-Continent regions. In 1980, he formed Fancher Oil Company and has operated as a sole proprietor since that time. Mr. Fancher has been a director of the Independent
Petroleum Association of America (IPAA), the Independent Petroleum Association
of Mountain States (IPAMS) and the Rocky Mountain Oil and Gas Association
(RMOGA). He is a registered Petroleum Engineer and a member of the Society of
Petroleum Engineers. He has served on the Crude Oil Policy Committee, Improved
Oil Recovery Task Force Committee, and Public Lands Committee of the IPAA. He is
also a member of the Liaison Committee of Cooperating Oil and Gas Associations,
and currently is the past Chairman of the Rocky Mountain Producers Advisory
Group and was on the Board of Directors of the Petroleum Technology Transfer
Council (PTTC).

William E. Grafham has an investment banking background having worked for two major national Canadian Brokerage houses from 1963 until 1977. In 1977 he established operating companies representing West German partnerships investing in natural resources. Offices were set up in Calgary, Alberta; Denver, Colorado;
and Vancouver, BC. The Calgary and Vancouver operating companies were eventually merged into larger entities; while the main assets of the Denver operation were sold in 1988. Since 1988 Mr. Grafham, a private investor, has participated in the formation of a number of businesses investing in technology, oil and gas, precious metals and mining, and real estate. Most of these investments have resulted in the companies going public, with involvements in a number of countries. Mr. Grafham has been active as a director in various companies during the last five years. He is currently a director or officer of the following publicly-traded companies which publicly trade.

  Company                              Public Exchange                 Type of Business
  -------------                        ---------------------           ----------------

  Jerez Energy International, Inc.      Canadian Venture Exchange      Oil and gas
  Walking Bear Resources Inc.           Canadian Venture Exchange      Oil and gas
  Tellis Gold Mining Company Inc.       Canadian Venture Exchange      Technology
  Klinair Environmental Technologies   OTC Bulletin Board              Research
  Limited

Jeffrey J. Scott. Mr. Scott is currently President and Chief Operating Officer of Calgary-based Jerez Energy International Inc. Jerez is a Canadian international oil and gas exploration and development company focused in West
Africa. He has held this position since May 1995. Mr. Scott is also Vice
President of Operations of Postell Energy Co. Ltd., a privately held Canadian oil and gas company. He has held this position since 1986. Mr. Scott is a graduate of the University of Calgary and has been active in the oil and gas industry since 1979 and has experience in the areas of production, operations and management. He is also a director of Cenalta Oil Field Services and Klinair
Environmental Technologies Limited which are in different aspects of the oil and gas industry.

 Albert A. Golusin has been a Certified Public Accountant since 1981. He worked with the public accounting firms of Grant Thornton & Company and Kenneth
Leventhal & Company from 1979 through 1994. From 1985 to 1992, Mr. Golusin was the Controller of a public company called N-W Group, Inc. that later became
Glenayre Electronics. He was responsible for managing a $ 40 million cash portfolio, managing the accounting department and preparing the financial statements for reporting to the Securities Commisions in the U.S.A. and Canada.
From 1993 to the present, Mr. Golusin has consulted to publicly traded companies or companies preparing to become publicly traded. He is currently a director of
Rhombic Corporation which is a materials research and development company that is publicly traded on the OTC Bulletin Board of NASDAQ.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

   Not applicable.

ITEM 10. EXECUTIVE COMPENSATION.

   The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the
Company for the three fiscal years ended December 31,1998, 1999 and 2000 (there was no compensation in prior years) of the chief executive officer at December
31, 2000 and all officers and directors, as a group.

   Summary Compensation Table
                                                                                          Long Term
                                                Annual Compensation                      Compensation
                                            -------------------------------              ------------
                                                                            Securities
Name and Principal                                                          Underlying       All Other
Positions at 12/31/98                Salary    Bonus       Compensation       Options        Compensation
---------------------                -------   -------    ----------------- -----------      ------------

William E. Grafham, President
   1998 ...........................   - 0 -    - 0 -       $10,000(1)            --             None
None
   1999 ...........................   - 0 -    - 0 -        $22,452(2)          --               None
   2000 ..........................     -0-     - 0 -        $18,000(2)          --               None

All officers and directors,
as a group (four persons)
   1998 ...........................  $30,000(3)  - 0 -     $43,000(4)          100,000          None
   1999 ...........................  $ 7,500(3)  - 0 -     $44,953(5)            -0-            None
   2000 ..........................   $ 6,405(3)  -0-        $49,875(4)           -0-            None

------------------

(1)     Includes 50,000 shares of common stock, valued at $10,000, issued for services as an officer and director.
(2)     Includes 99,788 shares of common stock issued at a deemed value of
        $0.225 per share in satisfaction of $22,452 owed to en entity owned by
        Mr. Grafham for rent and reimbursement expenses. An amount of $ 18,000 was accrued at December 31, 2000 for management services provided and out of pocket expenses during the year 2000.
(3)      Paid to Albert A. Golusin, Secretary, for services as a consultant.
(4)     Includes 215,000 shares of common stock, valued at $43,000, issued to five persons for services as officers, directors and representatives of the Company. Subsequently, one person surrendered 50,000 of the shares for cancellation. The Company accrued a total of $49,875 for compensation to all directors and officers for their services and office costs during the year 2000.
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
All officers and directors
 as a group....................  700,000/--    $ -- / --

----------------------

   (1) Because there is no trading market, the estimated value is based on $0.20 per share, the last price paid for common stock of the Company, less the exercise price of the options.

Option Grants in the Last Two Fiscal Years

   The Company did not grant options during 1999 and 2000.

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

Compensation of Directors

   The Company does not pay cash compensation to directors. Three of the directors of the Company were issued 50,000 shares of restricted common stock of the Company on July 1, 1998 as compensation for services furnished to the
Company as an officer or director through June 30, 1999. Prior to 2000, the
Company Granted options to purchase shares of common stock at exercise prices of
$0.35 per share for four director as to 700,000 shares and at $0.50 per share to one director as to 100,000 shares. The options were granted under the Plan and must be exercised within 10 years from the date of grant. No compensation was paid to directors for services as directors during 1999 and 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT.

   The following table sets forth, as of March 30, 2001, certain information with respect to the beneficial ownership of the Company's common stock by (i)
each director and officer of the Company, (ii) each person known to the Company to be the beneficial owner of 5% or more of the outstanding shares of common stock, with such person's address, and (iii) all of the directors and executive officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.

Name of Beneficial Owner                      Shares beneficially
or Name of Officer or Director                    Owned (1)                    Percent
------------------------------                -----------------------          -------

William E. Grafham, Director                    1,593,356 (2)                    4.5
Grandview Condominiums #412
Seven Mile Beach
Grand Cayman, BWI

George H. Fancher Jr., Director                 2,450,000(3)                     7.0
1801 Broadway, Suite 720
Denver, Colorado 80202

Jeffrey J. Scott, Director                         250,000(4)                    0.7
2500, 500 - 4'th Avenue S.W.
Calgary, Alberta T2P 2V6

Albert A. Golusin, Secretary and Treasurer         315,000(5)                    0.9
10641 N. 44'th Street
Phoenix, Arizona 85028

John Shebanow                                  16,600,000 (6)                   14.3
5355 Capital Court, suite 108
Reno, Nevada 89502

Robert Hamblen                                  1,000,000 (6)                    2.9
3550 Barron Way, suite 11B
Reno, Nevada 89511

Alex Gassiot                                   16,600,000 (6)                   47.5
3550 Barron Way, suite 11B
Reno, Nevada 89511

APG Associates, LLC                            11,700,000 (6)                   33.5
3550 Barron Way, suite 11B
Reno, Nevada 89511

First Holding Company                           2,595,000 (7)                    7.2
Q & H Corporate Services
3'rd floor Harbour Centre
Grand Cayman, BWI

Don Stewart                                     3,903,000(7)(8)                 10.8
P.O. Box 245
Grand Cayman, BWI

Carolyn Grafham                                 3,165,000(7)(9)                  8.6
7475 E. Gainey Ranch Rd. # 21
Scottsdale, Arizona 85258

David Grafham                                   3,815,000(7)(10)                10.4
Suite 1101, 1001 14'th Ave. S.W.
Calgary, Alberta, Canada T2R 1L2

All officers and directors as a
 group (7 persons)                              27,108,356                      75.8

(1)  All securities are owned directly and beneficially unless otherwise noted.
     Beneficial ownership is determined in accordance with the rules of the
     Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of March 30, 2001 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity.
(2)  Includes 300,000 shares of common stock underlying presently exercisable options and warrants. Also includes the shares owned by companies in which
     Mr. Grafham has the voting or investment power.
(3)  Includes 250,000 shares underlying presently exercisable stock purchase warrants and options.
(4)  Includes presently exercisable options to purchase up to 150,000 shares.
(5)  Includes 100,000 shares of common stock underlying presently exercisable options.
(6)  Shares were acquired in a transaction resulting in a change of control on
     January 8, 2001,Mr. Shebanow and Mr. Gossiott are co-managers of APG
     Associates, LLC.
(7)  First Holding Company is a trust of which Carolyn Grafham is the beneficiary. Don Stewart and David Grafham are co-trustees of the trust.
     Includes exercisable warrants to purchase up to 1,230,000 shares.
(8)  Includes 88,000 exercisable warrants. Also includes 1,365,000 shares and
     1,800,000 exercisable warrants held by two trusts for which Mr. Stewart is co-trustee, of which beneficial ownership is disclaimed.
(9)  Includes 1,365,000 shares and 1,230,000 warrants held by a trust of which she is beneficiary. Also includes 570,000 exercisable warrants held by a trust of which she is co-trustee, fo which beneficial ownership is disclaimed.
(10) Includes 570,000 exercisable warrants held by a trust of which he is beneficiary. Also includes 1,365,000 shares and 1,230,000 exercisable warrants held by a trust of which he is co-trustee, of which beneficial ownership is disclaimed.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

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

At December 31, 2000 the Company had accrued approximately $ 50,000 to be paid to the directors of the Company for expenses and overhead incurred in 2000 in operating the Company.

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

   (10.9)   Agreement dated May 6, 1999 with George H. Fancher Jr.
   Incorporated by reference to Exhibit 10.9 to Registration 333-47699.

   (10.10)   Warrant Agency Agreement.  Incorporated by reference to Exhibit
   10.9 to Registration 333-47699.

   (10.11)  Subscription Agreement and attached promissory note, incorporated by reference to Exhibit 10.1 to Form 8-K dated January 8, 2001.

   (10.12)  Letter Agreement to purchase assets, dated January 5, 2001, incorporated by reference to Exhibit 10.2 to Form 8-K dated January 8, 201.
------------------

   (1)  Incorporated by reference to Registration Statement No. 33-64448 on
  Form SB-2, which became effective May 14, 1998.
   (2)

   (b) Reports on Form 8-K. The Registrant filed no reports on Form 8-K during the fiscal quarter ending December 31, 1999.

INDEX TO FINANCIAL STATEMENTS

(1)  Financial Statements:

     Statements of  Operations  Years ended  December  31, 1999 and 2000 and Cumulative Amounts from Inception to December 31, 2000 ........ F-4
     Statement of Stockholders' Equity Years Ended December 31,
          1997, 1998, 1999 and 2000 ........................................ F-5
     Statements of Cash Flows Years ended December 31, 1999 and 2000 and Cumulative Amounts from Inception to December 31, 1999 ....... F-6-F-7
     Notes to Financial Statements ......................................... F-8-F-22
(2)  Schedules
     None

INDEPENDENT AUDITOR'S REPORT

To The Board of Directors and Stockholders FAN ENERGY INC.

We have audited the accompanying balance sheet of Fan Energy Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fan Energy Inc. as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from its initial operations and has not earned significant revenues from its principal operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                                                                                             /s/ MARSHALL & WEBER, CPA's, P.L.C.

Scottsdale, Arizona
April 12, 2001

INDEPENDENT AUDITOR'S REPORT

To The Board of Directors and Stockholders FAN ENERGY INC.

We have audited the accompanying balance sheet of Fan Energy Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders’ equity and cash flows for the year then ended and cumulative amounts from January 1, 1997 to December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fan Energy Inc. as of December 31, 1999 and the results of its operations and its cash flows for the year then ended and cumulative amounts from January 1, 1997 to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from its initial operations and has not earned significant revenues from its principal operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                                                                                             /s/ Wheeler Wasoff, P.C.
                                                                                                                                                                             WHEELER WASOFF, P.C.

Denver, Colorado
March 17, 2000

FAN ENERGY INC.
(A Development Stage Company)
BALANCE SHEET
December 31, 2000

                                     ASSETS

CURRENT ASSET
 Cash ..........................................................    $   367,056
 Accounts receivable ...........................................         20,320
                                                                    -----------
  Total Current Asset ..........................................        387,376

OIL AND GAS PROPERTIES (Note 3) ................................        240,952
                                                                    -----------
                                                                    $   628,328
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable - trade ......................................    $     2,646
           related party .......................................         70,375
                                                                    -----------
  Total Current Liabilities ....................................         73,021
                                                                    -----------
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (Note 5)
 Preferred stock, $.01 par value
    Authorized - 5,000,000 shares
    Issued - none ..............................................           --
 Common stock, $.001 par value
    Authorized - 95,000,000 shares
    Issued and outstanding - 12,451,492 shares .................         12,452
 Additional paid-in capital ....................................      2,602,053
 Deficit accumulated during the development stage ..............     (2,159,698)
 Additional paid-in capital stock options ......................        100,500
                                                                    -----------
                                                                        555,307
                                                                    -----------
                                                                    $   628,328
                                                                    ===========

The accompanying notes are an integral part of the financial statements

FAN ENERGY INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Years ended December 31, 2000 and 1999

                                                                          Cumulative
                                                                          Amounts from
                                                                          Jan. 1,1997 to
                                               2000            1999       Dec. 31, 2000
                                               ----            ----       -------------
REVENUES
 Oil and gas sales ..................   $    155,660    $    152,832    $    308,492
                                        ------------    ------------    ------------

OPERATING EXPENSES
 Lease operating expenses ...........         18,308          31,631          49,939
 General and administrative .........         90,701         129,673         612,210
 Depletion ..........................        114,755         124,938         239,693
 Impairment of oil and gas properties           --           300,000       1,557,702
 Interest (Note 3) ..................            262           2,137           8,646
                                        ------------    ------------    ------------
                                             224,026         588,379       2,468,190
                                        ------------    ------------    ------------

NET (LOSS) ..........................   $    (68,366)   $   (435,547)   $ (2,159,698)
                                        ============    ============    ============

NET (LOSS) PER COMMON SHARE - Basic
  and Diluted .......................   $       (.01)   $       (.04)   $       (.28)
                                        ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
  - Basic and Diluted ...............      9,467,930      10,051,567       7,774,581
                                        ============    ============    ============

The accompanying notes are an integral part of the financial statements

FAN ENERGY INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 1997 through 2000

                                                                                              Deficit       Additional
                                                                                           Accumulated       Paid-In
                                                   Common Stock            Additional       During the       Capital
                                              -----------------------        Paid-In       Development        Stock
                                              Shares           Amount        Capital          Stage          Options
                                              ------           ------      ----------      ------------     ----------
Balance, January 1, 1997 .............        771,704    $        772    $    503,876   $   (504,648)     $     --
Reclassification of deficit pursuant
 to quasi reorganization .............                                                       504,648
Sale of common stock and warrants
 pursuant to private placement, at

 $.20 per unit .......................      2,500,000           2,500         497,500
Cost of private placement offering ...
Issuance of common stock for services,
 valued at $.20 per share ............        250,000             250          49,750
Sale of common stock and warrants
 pursuant to private placement,
 at $.50 per unit ....................      2,000,000           2,000         998,000
Costs of private placement offering ..
Issuance of common stock for property,
 valued at $.133 per share ...........      2,250,000           2,250         297,750
Issuance of common stock warrants for
 offering costs ......................                                          4,545
Issuance of stock options ............                                          2,332                        100,500
Net (Loss) ...........................                                                      (199,232)
                                         ------------    ------------    ------------   ------------    ------------
Balance, December 31, 1997 ...........      7,771,704           7,772       1,796,236       (199,232)        100,500
Issuance of common stock for
 services, valued at $.20 per share ..        215,000             215          42,785
Exercise of common stock warrants for
 cash, at $.20 per share .............      2,065,000           2,065         410,935
Net (Loss) ...........................                                                    (1,456,553)
                                         ------------    ------------    ------------   ------------    ------------
Balance, December 31, 1998 ...........     10,051,704          10,052       2,249,956     (1,655,785)        100,500
Conversion of payables to common
 stock by officers, valued at
 $.225 per share .....................        199,788             200          44,753
Forgiveness of debt by officer/
 director ............................                                         22,000
Return of common stock by officers/
 directors ...........................       (800,000)           (800)            800
Net (Loss) ...........................                                                      (435,547)
                                         ------------    ------------    ------------   ------------    ------------
Balance, December 31, 1999 ...........      9,451,492           9,452       2,317,509     (2,091,332)        100,500
Issuance of common stock in public
 offering ............................      3,000,000           3,000         297,000
Cost of public offering ..............                                        (12,456)
Net (Loss) ...........................                                                       (68,366)
                                         ------------    ------------    ------------   ------------    ------------
Balance, December 31, 2000 ...........     12,451,492    $     12,452    $  2,602,053     (2,159,698)   $    100,500
                                         ============    ============    ============   ============    ============

The accompanying notes are an integral part of the financial statements

FAN ENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Years ended December 31, 2000 and 1999

                                                                                  Cumulative
                                                                                 Amounts from
                                                                                Jan.1, 1997 to
                                                          2000          1999     Dec. 31, 2000
                                                          ----          ----    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) ....................................   $    68,366)   $  (435,547)   $(2,159,698)
  Adjustments to reconcile net (loss) to net
   cash provided by operating activities
  Depletion .....................................       114,755        124,938        239,693
  Impairment of oil and gas properties ..........          --          300,000      1,557,702
  Stock options .................................       102,832
  Stock for services and payables ...............          --           44,953        137,953
  Forgiveness of payables by officer/director ...          --           22,000         22,000
  Changes in assets and liabilities
   (Increase) in accounts receivable ............        25,827        (46,147)       (20,320)
   (Decrease) increase in accounts payable ......        44,124         27,161         73,021
                                                    -----------    -----------    -----------
 Net cash (used) provided by operating activities       116,340         37,358        (46,817)
                                                    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for oil and gas properties ..........       (28,118)       (61,943)    (1,738,347)
                                                    -----------    -----------    -----------
  Net cash (used) in investing activities .......        28,118)       (61,943)    (1,738,347)
                                                    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of common stock warrants          --             --          413,000
  Proceeds from sale of common stock ............       300,000           --        1,800,000
  Cash paid for offering costs ..................       (12,456)       (60,780)
  Proceeds from short-term borrowings ...........          --           90,000         90,000
  Repayments of short-term borrowings ...........       (20,000)       (70,000)       (90,000)
                                                    -----------    -----------    -----------
  Net cash provided by financing activities .....       267,544         20,000      2,152,220
                                                    -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH .................       355,766         (4,585)       367,056

CASH, BEGINNING OF PERIODS ......................        11,290         15,875           --
                                                    -----------    -----------    -----------
CASH, END OF PERIODS ............................   $   367,056    $    11,290    $   367,056
                                                    ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements

FAN ENERGY INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (CONTINUED)
Years ended December 31, 2000 and 1999

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the years ended December 31, 1997,1998,1999 and 2000 the Company paid cash for interest of $6,247, $0, $2,137 and 262, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 1997, the Company:

o	issued 2,250,000 shares of common stock, valued at $300,000 ($.133 per share), as partial consideration for unproved oil and gas properties.

o	issued 680,000 options to purchase common stock to officers, directors and consultants, valued at $102,832.

o	issued 250,000 shares of common stock for services, valued at $50,000 ($.20 per share).

o	issued 180,000 warrants to purchase shares of common stock as partial consideration for finder’s fees in conjunction with the private placement sale of common stock, valued at $4,545.

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

The accompanying notes are an integral part of the financial statements

FAN ENERGY INC.
(A Development Stage Company)
Notes to Financial Statements
Years ended December 31, 2000 and 1999

NOTE 1 - ORGANIZATION

        During the year 2000 Fan Energy Inc. (the “Company”) was an independent energy company engaged in the development, exploration and acquisition of oil and natural gas reserves in the western United States. Originally formed as an Idaho corporation in the early 1900s, the crude Company’s predecessor was not successful in the exploration of mining properties. In 1988 the predecessor was merged into a newly-formed Nevada Corporation named Eastern Star, Inc. and it was inactive thereafter, with no assets or liabilities through the end of 1996. In early 1997, the corporation was reactivated when the holder of a majority of the outstanding common stock transferred control of the inactive corporation. The transferee elected new directors and officers and caused the Company to effect a 10-into-1 reverse stock split. The name of the corporation was changed to Fan Energy Inc. in December 1997.

        Effective with the change in control and reactivation, the Company undertook development stage activities as defined by Statement of Financial Accounting Standards (SFAS) No. 7 and is considered a development stage company effective January 1, 1997. Its principal activities have been raising capital through the sale of its securities, acquiring undivided minority interests in two oil and natural gas exploratory prospects in California for cash and common stock and one prospect in Wyoming, and commencing the drilling of exploratory and development wells on these properties. In 1999 and 2000 revenue from oil and gas production was received from two wells.

        On January 8, 2001, the Company acquired plant, equipment and other assets, including specialized manufacturing equipment, manufacturing set-ups, real estate lease, fixtures and related equipment and other property to be used in the production of magnetic media. In consideration for the acquisition of the assets, the Company issued 19,250,000 restricted common shares. The transaction resulted in a change in control of the Company (Note 9).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        OIL AND GAS PROPERTIES

        The Company follows the full cost method to account for its oil and gas exploration and development activities. Under the full cost method, all costs incurred which are directly related to oil and gas exploration and development are capitalized and subjected to depreciation and depletion. Depletable costs also include estimates of future development costs of proved reserves. Costs related to undeveloped oil and gas properties may be excluded from depletable costs until such properties are evaluated as either proved or unproved. The net capitalized costs are subject to a ceiling limitation. Gains or losses upon disposition of oil and gas properties are treated as adjustments to capitalized costs, unless the disposition represents a significant portion of the Company’s proved reserves. A separate cost center is maintained for expenditures applicable to each country in which the Company conducts exploration and/or production activities.

FAN ENERGY INC.
(A Development Stage Company)
Notes to Financial Statements
Years ended December 31, 2000 and 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        OIL AND GAS PROPERTIES (continued)

        Depletion and amortization of the full-cost pool is computed using the units-of-production method based on proved reserves as determined annually by the Company and independent engineers. An additional depletion provision in the form of a valuation allowance is made if the costs incurred on oil and gas properties, or visions in reserve estimates, cause the total capitalized costs of oil and gas properties in the cost center to exceed the capitalization ceiling. The capitalization ceiling is the sum of (1) the present value of future net revenues from estimated production of proved oil and gas reserves applicable to the cost center plus (2) the lower of cost or estimated fair value of the cost center’s unproved properties less (3) applicable income tax effects. The valuation allowance was $1,557,702 at December 31, 2000.

        REVENUE RECOGNITION

        The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells. The Company has no gas balancing arrangements in place. Oil and gas sold is not significantly different from the Company’s product entitlement.

        IMPAIRMENT

        The Company has adopted SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.

        INCOME TAXES

        The Company has adopted the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

        At December 31, 2000, the Company had a net operating loss carryforward of approximately $939,000 that may be offset against future taxable income through 2020.

        The Company has fully reserved the tax benefits of these operating losses because the likelihood of realization of the tax benefits cannot be determined.

FAN ENERGY INC.
(A Development Stage Company)
Notes to Financial Statements
Years ended December 31, 2000 and 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        INCOME TAXES (continued)

        The tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount. Of the total tax benefit $30,000 is attributable to 2000.

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

        The oil and gas industry is subject, by its nature, to environmental hazards and cleanup costs. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable. In addition, the Company’s oil and gas business makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices and estimated reserves. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves).

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

FAN ENERGY INC.
(A Development Stage Company)
Notes to Financial Statements
Years ended December 31, 2000 and 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        SHARE BASED COMPENSATION

        In October 1995 SFAS No. 123” Accounting for Stock-Based Compensation” was issued. This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB No. 25 for measurement; and will, pursuant to SFAS No. 123, disclose supplementally the pro forma effects on net income and earnings per share of using the new measurement criteria. No warrants or options were issued in 1999 (Note 5).

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

        As previously discussed, the Company is in the development stage and has not realized significant revenues from its planned operations. As such, the Company, as of December 31, 2000 has incurred net operating losses since reactivation as a development stage company of $2,159,698 and does not have sufficient working capital to fund its planned operations during the next twelve months. Additional funding will be required to complete the Company’s planned drilling program, put successful wells into production and finance general and administrative expenses. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. In order to meet the Company’s continuing financing needs, management of the Company intends to raise working capital through the sale of common stock or other securities, or through other financing.

        The Company’s financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

        The ability of the Company to continue operations as a going concern is dependent upon its success in obtaining capital through sale of common stock or other securities and ultimately achieving profitable operations.

FAN ENERGY INC.
(A Development Stage Company)
Notes to Financial Statements
Years ended December 31, 2000 and 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        NEW TECHNICAL PRONOUNCEMENTS (continued)

        In June 1998 SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, was issued for fiscal years beginning after June 15, 1999. Adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

        In October 1998 SFAS No. 134, “Accounting for Mortgage Broker Securities”, was issued for fiscal years beginning after December 15, 1998. Adoption of SFAS No. 134 does not have an impact on the Company's financial statements.

        In February 1999 SFAS No. 135, “Rescission of FASB Statement No. 75 and Technical Corrections” was issued for the fiscal years beginning after February 15, 1999. Adoption of SFAS No. 135 is not expected to have an impact on the Company's financial statements.

        In June 1999 SFAS No. 136, “Transfers of Assets to a not-For-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others” was issued for fiscal years beginning after December 15, 1999. Adoption of SFAS No. 136 does not have an impact on the Company’s financial statements.

        In June 1999 SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statements No. 133” was issued. Adoption of SFAS No. 137 is not expected to have an impact on the Company's financial statements.

NOTE 3 - OIL AND GAS PROPERTIES

        In 1997, the Company acquired a 25% undivided working interest in two natural gas exploration and development prospects located in the southern part of the Sacramento Basin in California. The Company paid $907,951 in cash and issued 2,250,000 shares of common stock, valued at $300,000 ($.133 per share), for the properties. The total value of cash paid and stock issued approximates the transferor’s historical basis in the property of $1,207,951. As additional consideration, the Company agreed to issue 500,000 additional restricted shares to the transferor if the gross revenue received by the Company from the prospects is at least equal to all direct costs of the Company associated with acquiring the interest in the prospects and drilling and other related expenses by December 31, 1999. The Company paid to the transferor interest in the amount of $6,247 (8% per annum) for funds advanced by the transferor on the property from the date of the acquisition agreement (August 27, 1997) to the closing of the agreement (November 11, 1997). Concurrently with the closing, the transferor became a director and officer of the Company.

        In 1998 the Company acquired a 20% working interest in certain Wyoming oil and gas leases held by an entity controlled by the chief operating officer/director of the Company, for $131,000 which includes seismic costs incurred to the date of purchase.

FAN ENERGY INC.
(A Development Stage Company)
Notes to Financial Statements
Years ended December 31, 2000 and 1999

NOTE 3 - OIL AND GAS PROPERTIES (continued)

        The Company may be subject to various possible contingencies, which derive primarily from interpretations of federal and state laws and regulations affecting the oil and gas industry. Although management believes it has complied with the various laws and regulations, new rulings and interpretations may require the Company to make adjustments.

        Capitalized costs associated with oil and gas producing activities as of December 31, 2000 are as follows:

    Proved properties            $ 1,089,349
    Unproved properties              948,999
                                  ----------

                                   2,038,348

    Less: valuation allowance     (1,557,702)
      accumulated depletion         (239,693)
                                  ----------
    Net capitalized costs          $ 240,952
                                  ==========

        Information relating to the Company’s costs incurred in its oil and gas operations during the years ended December 31, 1999 and 2000 is summarized as follows:

                                                  2000        1999
                                                  ----        ----

   Property acquisition - Unproved properties  $   --       $   --
   Exploration costs                             28,118       61,943
   Development costs                               --           --
                                                -------     --------
                                               $ 28,118     $ 61,943
                                                =======     ========

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
Years ended December 31, 2000 and 1999

NOTE 3 - OIL AND GAS PROPERTIES (continued)

        OIL AND GAS RESERVES (UNAUDITED)

        The following unaudited reserve estimates presented as of December 31, 1999 and 2000 were prepared by an independent petroleum engineer. All of the Company’s reserves are located in the United States. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change, as future information becomes available.

        Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

        At December 31, 1999 and 2000 proved reserves were as follows:

                                                     2000    2000     1999    1999
                                                     GAS      OIL      GAS     OIL
                                                    (MMCF)   (MBBL)   (MMCF)  (MBBL)

                 Beginning of year                  325.9       .3    567.3    9.5
                 Revision of previous estimates     (68.7)     (.2)  (497.9)  (8.9)
                 Proved developed producing           2.5             182.3
                 Production                        (257.2)     (.1)   (69.4)   (.6)
                 Proved developed non-producing               14.6       .3
                 Proved undeveloped                 129.0             129.0
                                                    -----    -----    -----    ---

                 End of year                        131.5             325.9     .3
                                                    =====    =====    =====    ===

STANDARD MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

        The standardized measure of discounted future net cash flows is based on estimated quantities of proved reserves and the future periods in which they are expected to be produced and on year-end economic conditions; however, due to the large disparity between year-end and historical pricing, a value was used representing the historical average during the year 2000 which closely approximates the currently available five year forward pricing. Estimated future gross revenues are reduced by estimated future development and production costs, as well as certain abandonment costs and by estimated future income tax expense. Future income tax expenses have been computed considering the tax basis of the oil and gas properties plus available carryforwards and credits.

FAN ENERGY INC.
(A Development Stage Company)
Notes to Financial Statements
Years ended December 31, 2000 and 1999

NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)

        OIL AND GAS RESERVES (UNAUDITED)

        The standardized measure of discounted future net cash flows should not be construed to be an estimate of the fair market value of the Company’s proved reserves. Estimates of fair value would also take into account anticipated changes in future prices and costs, the reserve recovery variances from estimated proved reserves and a discount factor more representative of the time value of money and the inherent risks in producing oil and gas. Significant changes in estimated reserve volumes or product prices could have a material effect on the Company’s financial statements.

        The following table presents the standardized measure of the discounted future net cash flows attributable to the Company’s proved oil and gas reserves as of December 31, 1999 and 2000:

                                                                2000      1999
                                                                ----      ----
                                                                (in thousands)

    Future cash inflows                                        $ 666    $ 650
    Future production costs                                     (129)     (72)
    Future development costs                                     (85)     (85)
    Future income tax expense, net                              --
                                                               -----    -----
    Future net cash flows                                        452      493
    10% annual discount for estimated timing of cash flows       (47)     (91)
                                                               -----    -----
    Standardized measure of discounted future net cash flows   $ 405    $ 402
                                                               =====    =====

        The following table presents the principal sources of the changes in the standardized measure of discounted future net cash flows for the years ended December 31, 1999 and 2000:

FAN ENERGY INC.
(A Development Stage Company)
Notes to Financial Statements
Years ended December 31, 2000 and 1999

NOTE 3 - OIL AND GAS PROPERTIES (continued)

        OIL AND GAS RESERVES (UNAUDITED)

                                                                2000     1999
                                                                ----     ----
                                                               (in thousands)
  Net change in sales price and production costs               $ 102    $ 108
  Changes in estimated future development costs                  (25)
  Sales and transfers of oil and gas produced, net of
   production costs                                             (138)    (121)
  Net change due to extensions and discoveries
  Net change due to purchases and sales of minerals in place
  Net change due to revisions in quantities                      209     (180)
  Net change in income taxes
  Accretion of discount                                          (68)
  Other, principally revisions in estimates of timing of
   production                                                   (170)       9
                                                               -----    -----
  Net changes                                                      3     (277)
  Balance, beginning of year                                     402      679
                                                               -----    -----
  Balance, end of year                                         $ 405    $ 402
                                                               =====    =====

        Proved reserves were discovered in the fourth quarter of 1998; price variations were nominal, therefore there is no change in standardized measure due to price change for 1998.

        The December 31, 1999 weighted average prices utilized for purposes of estimating the Company’s proved reserves and future net revenues were $24.75 per barrel of oil and $2.14 per MMBTU of natural gas. These prices were significantly above the average annual prices during the previous several years.

        The December 31, 2000 weighted average prices utilized for purposes of estimating the Company’s proved reserves and future net revenues for proven reserves in the Sacramento Basin of California were $ 3.79 per MMBTU of natural gas. The value represents the twelve month historical average price for the property and is very close to the currently available five year forward gas price in California of $ 3.78 per MMBTU. Pricing estimates were not used for a barrel of oil as the Horsethief Canyon prospect in Wyoming has been written off due to uneconomic production.

NOTE 4 - NOTE PAYABLE - BANK

        In 1999 the Company entered into a $150,000 revolving line of credit with a commercial bank in Denver, Colorado. The loan, guaranteed by an officer/director of the Company, provides for interest at the bank’s “Reference Rate” (8.5% at December 31, 1999) and matures on May 31, 2000. At December 31, 1999 the Company had available $130,000 in unused line of credit. Maximum borrowings under the line of credit for 1999 were $90,000, at an average interest rate of 8.5%.

FAN ENERGY INC.
(A Development Stage Company)
Notes to Financial Statements
Years ended December 31, 2000 and 1999

NOTE 4 - NOTE PAYABLE - BANK (continued)

        The Company did not renew the line of credit and did not have an outstanding Balance at December 31, 2000.

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

o

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

FAN ENERGY INC.
(A Development Stage Company)
Notes to Financial Statements
Years ended December 31, 2000 and 1999

NOTE 5 - STOCKHOLDERS' EQUITY (continued)

        In 2000, the Company completed the sale of common stock and warrants pursuant to a Prospectus as follows:

        3,000,000 units, at a price of $.10 per unit, consisting of 3,000,000 shares of common stock and warrants to purchase 3,000,000 shares of common stock at an exercise price of $.10 per share before June 20, 2003. Proceeds to the Company were $ 300,000, before costs of the offering of $ 12,456.

        QUASI REORGANIZATION

        Effective January 1, 1997, the stockholders of the Company approved a plan of informal quasi reorganization. Pursuant to the plan, the Company’s accumulated deficit of $504,648 as of the date of reorganization was eliminated and charged to additional paid-in capital.

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

        During 2000, the Company extended 1,180,000 warrants at an exercise price of $.15 per share through April 30, 2001. The Company also issued 3,000,000 warrants in conjunction with a completed Prospectus described above.

FAN ENERGY INC.
(A Development Stage Company)
Notes to Financial Statements
Years ended December 31, 2000 and 1999

NOTE 5 - STOCKHOLDERS' EQUITY (continued)

        At December 31, 2000 the status of outstanding warrants is as follows:

    Issue                  Shares           Exercise    Expiration
    Date                   Exercisable      Price       Date
    -----                  -----------      --------    ----------

   October 31, 1997        1,000,000        $.15        April 30, 2001
   October 31, 1997          180,000        $.15        April 30, 2001
   December 29,2000        3,000,000        $.10        June 20, 2003

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

        The Plan provides that incentive stock options be granted at an exercise price equal to the fair market value of the common shares of the Company on the date of the grant and must be at least 110% of fair market value when granted to a 10% or more shareholder. The exercise term of all stock options granted under the Plan may not exceed ten years, and no later than three months after termination of employment, except the term of incentive stock options granted to a 10% or moreshareholder which may not exceed five years.

        The status of outstanding options granted pursuant to the 1997 Plan was as follows:

                                                Weighted             Weighted
                                                Average              Average
                                                Number of  Exercise  Fair       Exercise
                                                Shares     Price     Value      Price
                                                ---------  --------  --------   --------
   Options Outstanding - January 1, 1998
   (680,000 exercisable)                         810,000   $ .33    $ .20
   Granted                                       100,000   $ .50       --      $ .50
                                                 -------
   Options Outstanding - December 31, 1998
   (860,000 exercisable)                         910,000   $ .35    $ .18
   Granted                                         --         --       --
                                                 -------
   Options Outstanding - December 31, 1999
   (910,000 exercisable)                         910,000   $ .35    $ .18      $.20-$.50

   Cancelled                                    (210,000)  $ .42               $.35-$.50
                                                 =======
 Options Outstanding - December 31, 2000
   (700,000 exercisable)                         700,000   $ .32               $.20-$.35

FAN ENERGY INC.
(A Development Stage Company)
Notes to Financial Statements
Years ended December 31, 2000 and 1999

NOTE 5 - STOCKHOLDERS' EQUITY (continued)

        The weighted average remaining contractual life of options outstanding at December 31, 2000 was 6.7 years.

        The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share for 1999 and 2000 would have changed as follows:

                                                               2000          1999
                                                               ----          ----
  Net(loss) applicable to common stockholders-as reported   $(68,366)   $  (435,547)
                                                            ========    ===========
  Net(loss) applicable to common stockholders-pro forma     $(68,366)   $  (435,547)
                                                            ========    ===========

  (Loss) per share - as reported                            $   (.01)   $      (.04)
                                                            ========    ===========
  (Loss) per share - pro forma                              $   (.01)   $      (.04)
                                                            ========    ===========

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

        At December 31, 2000 the number of options exercisable was 700,000 and the weighted average exercise price of these options was $.32.

        In 1997,the Company recognized as compensation expense $100,500 for 670,000 options issued October 30, 1997 to Officers/Directors, pursuant to APB No. 25, and $2,332 for 10,000 options issued to non-employees, pursuant to SFAS No. 123. Those options were issued at an exercise price of $.15 per share less than the then private placement cost of common stock.

        STOCK SPLIT

        Effective January 1, 1997 the Company effected a 10-into-1 reverse stock split. The Company did not change the authorized number of common shares or par value of the common stock. All information in these notes and the accompanying financial statements gives retroactive effect to the 10-into-1 reverse stock split.

FAN ENERGY INC.
(A Development Stage Company)
Notes to Financial Statements
Years ended December 31, 2000 and 1999

NOTE 6 - RELATED PARTY TRANSACTIONS

        During 1999 the Company incurred expenses of an aggregate $48,000 for entities controlled by Officers/Directors of the Company for office space and administrative services in Scottsdale, Arizona amounting to $24,000 and Denver, Colorado amounting to $24,000 at the rate of $2,000 per month.

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

        During 1999 an officer/director of the Company personally guaranteed a line of credit with a commercial bank which expired during 2000 (see Note 4).

        During 2000, the Company agreed to reimburse the officers and directors as a group of approximately $ 43,000 for office space, administrative services and expense reimbursements.

NOTE 7 - SEGMENT REPORTING

        In June 1997, SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has adopted SFAS No. 131 for the year ended December 31, 1998.

        The Company has one reportable segment, oil and gas producing activities. The Company has concentrated its oil and gas exploration and development activities in the western United States, primarily in California and Wyoming. All activities in this segment have been with industry partners.

        The Company earned revenue from its oil and gas activities of $152,832 and $155,773 for the years ended December 31, 1999 and 2000, respectively. The Company’s total assets of $261,272 at December 31, 2000 and operating expenses of $588,379 and $224,139 for the years ended December 31, 1999 and 2000, respectively, are attributable to this segment.

FAN ENERGY INC.
(A Development Stage Company)
Notes to Financial Statements
Years ended December 31, 2000 and 1999

NOTE 8 - FINANCIAL INSTRUMENTS

        FAIR VALUE

        The fair values of cash, accounts receivable, accounts payable and short-term debt approximate their carrying values due to the short-term nature of these financial instruments.

        CONCENTRATION OF CREDIT RISK

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company maintains cash accounts at two financial institutions. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.

NOTE 9 SUBSEQUENT EVENTS

        On January 8, 2001, the Company acquired plant, equipment and other assets, including specialized manufacturing equipment, manufacturing set-ups, real estate lease, fixtures and related equipment and other property with an estimated fair value of at least $3.8 million. In consideration for the acquisition of the assets, the Company issued 19,250,000 shares of its restricted common stock to the sellers. In determining the amount of the Company’s consideration for the assets, the parties estimated the present fair market value of all such assets to be equivalent to approximately $0.20 per share issued. The parties agreed that if an independent evaluation of the assets acquired by the Company is less than $1.9 million, the sellers will pay to the Registrant the difference in cash.

        The assets acquired by the Company constituted plant, equipment and other physical property intended to be used in the manufacture of 3.5 inch micro floppy disks. None of the assets have previously been used in such a business by the sellers. The Company intends to use the assets acquired to engage in the development, marketing, manufacture and sale of 3.5 inch micro floppy disks in the world replacement market for such products.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FAN ENERGY INC.

Date: April 16, 2001                     By /s/ John Shebanow
     ---------------                        ------------------------
                                            John Shebanow, President

Date: April 16, 2001                    By /s/ Albert Golusin
      --------------                       -------------------------
                                           Albert A. Golusin,
                                           Principal Accounting
                                           Officer

   In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 16, 2001                  By /s/ George H. Fancher Jr.   Director
                                         ----------------------------------

Date: April 16, 2001                By /s/ John Shebanow   Director
                                         ----------------------------------

Date: April 16, 2001                By /s/William E. Grafham   Director
                                         ----------------------------------

Date: April 16, 2001               By /s/ Jeffrey J. Scott  Director
                                         ----------------------------------

Date: April 16, 2001                By /s/ Albert Golusin  Director
                                         ----------------------------------

Date: April 16, 2001                By/s/ Alex Gassiot              Director
                                         ----------------------------------

Date: April 16, 2001               By/s/ Robert Hamblen               Director
                                         ----------------------------------