Form 10QSB
period 2001-03-31
FAN ENERGY INC
filed 2001-05-21
CIK 1057024

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

                        Commission File Number 333-47699


                                 FAN ENERGY INC.
                 (Name of Small Business Issuer in its charter)


               Nevada                                             77-0140428
     (State or other jurisdiction                               (IRS Employer
           of incorporation)                                 Identification No.)

    5355 Capital Court, Reno, Nevada                                89502
(Address of principal executive offices)                          (Zip Code)

                    Issuer's telephone number: (775) 857-3400

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

As of May 11, 2001 the Registrant had outstanding 34,951,492 shares of common stock, par value $.00l.

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

================================================================================

                                 FAN ENERGY INC.
                                   FORM 10-QSB
                                 MARCH 31, 2001


                                Table of Contents

                                                                            Page
                                                                            ----
Part I. Financial Information

  Item 1. Financial Statements

          Consolidated Balance Sheets as of December 31, 2000 and
           March 31, 2001 ................................................     3

          Consolidated Statements of Operations for the Three Months
           Ended March 31, 2000 and 2001 and cumulative amounts
           from inception ................................................     4

          Consolidated Statements of Stockholders' Equity for the
           Three Months Ended March 31, 2000 and 2001 ....................     5

          Statements of Cash Flows for the Three Months Ended
           March 31, 2000 and 2001 and cumulative amounts
           from inception ................................................     6

          Notes to Consolidated Financial Statements .....................     7

  Item 2. Management's Plan of Operation .................................  8-10

Part II. Other Information

  Item 1. Legal Proceedings ..............................................    11

  Item 2. Changes in Securities ..........................................    11

  Item 3. Defaults Upon Senior Securities ................................    11

  Item 4. Submission of Matters to a Vote of Security Holders ............    11

  Item 5. Other Information ..............................................    11

  Item 6. Exhibits and Reports on Form 8-K ...............................    11

  Signatures .............................................................    11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 FAN ENERGY INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31,     December 31,
                                                                     2001           2000
                                                                  -----------    -----------
                                                                  (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                            $    76,211    $   367,056
  Accounts receivable - trade                                          41,912         20,320
  Accounts receivable - related                                        35,526             --
  Inventory                                                            52,000             --
  Prepaid expenses                                                     56,500             --
                                                                  -----------    -----------
     Total Current Assets                                             262,149        387,376

Equipment & Leasehold improvements, net                             3,880,644             --
Oil and gas properties, net                                           225,475        240,952
                                                                  -----------    -----------
                                                                  $ 4,368,268    $   628,328
                                                                  ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                        $    66,799    $     2,646
                   - related                                           88,419         70,375
                                                                  -----------    -----------
     Total Current Liabilities                                        155,218         73,021
                                                                  -----------    -----------
STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value
 Authorized - 5,000,000 shares
 Issued - none                                                             --             --
Common Stock, $.001 par value
 Authorized - 95,000,000 shares
 Issued & outstanding 12,451,492 shares
 At December 31, 2000 and 34,951,492
 Shares at March 31, 2001                                              31,952         12,452
Additional paid-in capital                                          6,482,553      2,602,053
Deficit accumulated during the
 developmental stage                                               (2,401,955)    (2,159,698)
Additional paid-in capital stock options                              100,500        100,500
                                                                  -----------    -----------
                                                                    4,213,050        555,307
                                                                  -----------    -----------
                                                                  $ 4,368,268    $   628,328
                                                                  ===========    ===========

                 See accompanying notes to financial statements.

                                 FAN ENERGY INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLDIATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months Ended          Cumulative
                                             March 31,             Amounts from
                                   ----------------------------  Jan. 1, 1997 to
                                       2001            2000       March 31, 2001
                                   ------------    ------------   -------------

REVENUES
 Oil & gas production              $     88,801    $     41,370    $    397,293
 Cost of oil & gas production            56,882              --          56,882
                                   ------------    ------------    ------------
                                         31,919          41,370         340,411

OPERATING EXPENSES
 Lease operating expenses                 3,977           1,650          53,916
 General and administrative             152,743          15,501         764,953
 Depletion                               16,049          45,196         255,742
 Depreciation                           101,407              --         101,407
 Impairment of oil and
  gas properties                             --              --       1,557,702
 Interest                                    --             276           8,646
                                   ------------    ------------    ------------
                                        274,176          62,623       2,742,366
                                   ------------    ------------    ------------

NET (LOSS)                         $   (242,257)   $    (21,253)   $ (2,401,955)
                                   ============    ============    ============
NET (LOSS) PER COMMON SHARE -
     Basic and Diluted             $       (.01)   $         --    $       (.26)
                                   ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING -
     Basic and Diluted               33,201,492       9,451,492       9,352,595
                                   ============    ============    ============

                 See accompanying notes to financial statements.

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          For the three months ended March 31, 2000 and March 31, 2001
                                   (Unaudited)

                                                                                  Deficit
                                                                                Accumulated      Additional
                                          Common Stock            Additional     During the       Paid-In
                                   --------------------------      Paid-In      Development       Capital
                                      Shares         Amount        Capital         Stage       Stock Options
                                   -----------    -----------    -----------    -----------    -------------
Balance, December 31, 1999           9,451,492    $     9,452    $ 2,418,009    $(2,091,332)    $  (100,500)
Net (Loss) for the three
 Months ended March 31, 2000                                                        (21,253)
                                   -----------    -----------    -----------    -----------     -----------
Balance, March 31, 2000              9,451,492          9,452    $ 2,418,009    $(2,112,585)    $  (100,500)
                                   ===========    ===========    ===========    ===========     ===========

Balance, December 31,2000           12,451,492    $    12,452    $ 2,602,053    $(2,159,698)    $  (100,500)
 Shares issued for Media
   Production Equipment             19,250,000         19,250      3,830,750             --              --
Shares purchased in
   private placement                   250,000            250         49,750             --              --
Shares issued under Note             3,000,000          3,000        597,000             --              --
Secured note receivable                                (3,000)      (597,000)            --              --
Net (Loss) for the three
  Months ended March 31, 2001                                                      (242,257)             --
                                   -----------    -----------    -----------    -----------     -----------
Balance, March 31, 2001             34,951,492    $    31,952    $ 6,482,553    $(2,401,955)    $  (100,500)
                                   ===========    ===========    ===========    ===========     ===========

                 See accompanying notes to financial statements.

                                 FAN ENERGY INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Three Months Ended          Cumulative
                                                    March 31,             Amounts from
                                         ----------------------------   Jan. 1, 1997 to
                                             2001             2000       March 31, 2000
                                         -----------      -----------    --------------
CASH FLOWS FROM OPERATNG ACTIVITIES

 Net (loss)                              $  (242,257)     $   (21,253)     $(2,401,955)
  Adjustments to reconcile net
   (loss) to net cash provided
   (used) by operating activities
  Depletion                                   16,049           45,196          255,742
  Impairment of oil and gas
     properties                                   --               --        1,557,702
  Depreciation                               101,407               --          101,407
  Stock options                                   --               --          102,832
  Stock for services and payables                 --               --          137,953
   Forgiveness of payables by
   officer/director                               --               --           22,000
  Changes in assets and liabilities
   Decrease(increase)in accounts
    receivable                               (57,118)          17,846          (77,438)
   (Increase)in inventory                    (52,000)              --          (52,000)
   (Increase)in prepaid expenses             (56,500)              --          (56,500)
   Increase in accounts payable               82,197            5,144          155,218
                                         -----------      -----------      -----------
 Net Cash Provided (Used)
  by Operating Activities                   (208,222)          46,933         (255,039)
                                         -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Cash paid for oil and gas
    properties                                  (572)          (8,346)      (1,738,919)
 Cash paid for equipment                    (132,051)              --         (132,051)
                                         -----------      -----------      -----------
Net Cash (Used) in Investing
  Activities                                (132,623)          (8,346)      (1,870,970)
                                         -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from exercise of
  common stock warrants                           --               --          413,000
 Proceeds from sale of common stock               --               --        1,800,000
 Cash paid for offering costs                     --               --          (60,780)
 Proceeds from sale of stock under
   Note                                       50,000               --           50,000
 Proceeds from short term borrowings              --               --           90,000
 Repayment of short term borrowings               --          (20,000)         (90,000)
                                         -----------      -----------      -----------
Net Cash (Used) Provided by
 Financing Activities                         50,000          (20,000)       2,202,220
                                         -----------      -----------      -----------
NET (DECREASE) INCREASE IN CASH             (290,845)          18,587           76,211

CASH, BEGINNING OF PERIODS                   367,056           11,290               --
                                         -----------      -----------      -----------
CASH, END OF PERIODS                     $    76,211      $    29,877      $    76,211
                                         ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for
   equipment                             $ 3,850,000               --      $ 3,850,000

                 See accompanying notes to financial statements.

                                 FAN ENERGY INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 and 2000
                                   (Unaudited)

     The unaudited consolidated financial statements included herein were prepared from the records of the Company and its subsidies after elimination of intercompany accounts and transactions in accordance with Generally Accepted Accounting Principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2000. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

     The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

DEPRECIATION

The Company depreciates its disk media production equipment on a straight line basis over ten years and leasehold improvements over the remaining life of the lease. The lease expires on March 31, 2002. Office computers are depreciated on a straight line basis over five years.

EQUIPMENT

On January 8, 2001, the Company acquired plant, equipment and other assets, including specialized manufacturing equipment, manufacturing set-ups, real estate lease, fixtures and related equipment and other property with an estimated fair value of at least $3.8 million. In consideration for the acquisition of the assets, the Company issued 19,250,000 shares of its restricted commons stock to the sellers. In determining the amount of the Company's consideration for the assets, the parties estimated the present fair market value of all such assets to be equivalent to approximately $.20 per share issued. The parties agreed that if an independent evaluation of the assets acquired by the Company is less than $1.9 million, the sellers will pay to the Registrant the difference in cash.

RELATED PARTY TRANSACTIONS

The Company paid $ 7,000 to a company owned by a director for rental payments on a media assembly machine beginning in April 2001.

During the second quarter of 2001, the board of directors approved the issuance of shares to related parties to satisfy payables to related parties for $46,299.

SUBSEQUENT EVENTS

During May 2001, the Company extended warrants to purchase 1,180,000 common shares at $.15 until June 7, 2001. It also extended the remaining balance of $600,000 from APG Associates to purchase 3,000,000 shares at $.20 a share until June 7, 2001.

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

     We generated $ 31,919 of gross profit in the first quarter of 2001 compared to $41,370 in the first quarter of 2000. The revenues during the first quarter of 2001 and 2000 was from our interest in the Molluca Well in the Sacramento Basin of central California. Our revenue during the first quarter of 2001 was from our interest in 36,859 mcf produced and sold at an average price of $11.69 per mcf. The costs of water removal and disposal from the well were $56,882 reducing the gross profit to $31,919. Our revenue during the first quarter of 2000 was from our interest in 103,797 mcf produced at an average price of $2.15 per mcf. This producing natural gas well in the Sacramental Basin of central California and our interest in the surrounding unexplored acreage is being held for sale. Pending any sale of those properties, we will continue to receive revenue from production from this well. We anticipate having to re-complete the well during the year 2001 because the costs of water removal are approaching the revenue that we are receiving from the producing well.

     We hold an undivided net interest equal to approximately 20% in a 5,760 acre prospect located in Sweetwater County, Wyoming. Two exploratory wells have been drilled on the prospect; however, a recent independent economic evaluation indicated that both wells were not economic. We have decided to obtain an independent evaluation on the entire property and use that as an arms length indicator to negotiate its sale with one of our directors who owns property in the surrounding area.

     On January 8, 2001, the Company acquired approximately $3.8 million in media production equipment for 19,250,000 common shares which caused a change in control and management. In conjunction with the transaction, the Company issued 3,250,000 shares of common stock in a private placement at $.20 per share in a secured note to APG Associates, LLC. Of the shares subscribed for, APG Associate's, LLC paid $50,000 on January 8, 2001. The balance of the note was subsequently extended by the board of directors to May 16, 2001.

     During January 2001, the Company incorporated a wholly owned subsidiary named Avatar Semiconductor-Research, Inc. and capitalized it with $ 50,000. The purpose of the subsidiary is to develop new technology in semiconductor and material sciences for the computer industry. During the first quarter of 2001, it acquired two SPARQ Enterprise servers and operating systems with monitors, keyboards and tape backup in preparation for beginning work during the second quarter.

     Also during the month of January 2001, we disbursed $17,500 for the creation of a flash marketing presentation template that can be easily modified by individual customers. This template will be used for high impact direct sales and marketing presentations for almost any type of product or service. The program is being designed to fit on one standard 1.44 MB 3.5 inch floppy disk so that the sales person can afford to leave the presentation with their potential customer. The program is expected to be completed during the second quarter of 2001. Upon the completion of the program, we will market it to the members of various multi level marketing companies, some of which we have already identified. It is expected that a participating member of a multi-level marketing company could distribute 100 floppy disks per month. We estimate our gross sales price to be $40 per 100 disks with a cost to produce at approximately $15. The multi level marketing companies already identified have in excess of 3 million members. This marketing plan has the potential to generate a higher profit margin than either the manufacturing of OEM disks or software duplication.

     We also prepaid $ 7,000 to a company owned by a director for rental payments on a media assembly machine beginning in April 2001. This machine is capable of completing and inserting a media assembly (hub adhesive and media) into a completed clam shell and then sealing the clam shell thus producing a completed disk. During the month of April and May, the machine underwent sent-up and fine tuning and produced a limited number of samples. Full production is expected in June.

     Total prepaid expenses paid by us during the first quarter of 2001 includes the flash marketing presentation, the media assembly machine lease payments and $32,000 for a roll of burnishing tape for floppy disk production.

     During February 2001, we paid $52,000 for 650,000 3.5 inch floppy disks. The disks are expected to be released to us post shipper and customs inspection during May 2001. These disks will be burnished and certified and sold to customers from which we have already received orders for 400,000 to 500,000 disks per month. This first order of floppy disks represents the first business transaction between their supplier and us. Although we pre-tested 1,000 disks from the supplier before having ordered 650,000 disks, this purchase represents our first business transaction with the supplier. Fan intends to fully burnish and certify the entire order of 650,000 disks before placing further orders in order to ensure that all of the product purchased meets our high standards for quality and performance.

     During the quarter ended March 31, 2001, we paid $84,249 for capital equipment and set up costs necessary for operating the disk media production business and the semiconductor-research business. An additional $39,194 is owed for the equipment purchased by our subsidiary. We also paid approximately $8,600 for leasehold improvements to prepare the facility for operations. The disk media production equipment was set up for operations during the first quarter. We began depreciating the equipment during January 2001 on a straight-line basis over 10 years.

     We had general and administrative expenses of $152,743 in the first quarter, compared to $15,501 in the prior year. The expenses were higher because of the start-up expenses involved in establishing the disk media production business. We paid approximately $89,100 in consulting expenses, salaries, payroll taxes and benefits. Our rent, utilities and insurance during the quarter was $20,249. Travel expenses of $15,218 were incurred in meeting with prospective clients, financiers and a board meeting. We also incurred $22,406 in legal and auditing expenses to assist in the documentation and reporting of the change in control during the first quarter. The remaining $5,770 was paid for office expenses, transfer agent fees, bank fees, postage and other miscellaneous items.

     During the first quarter the Company advanced related parties $35,526 for work and materials to be delivered and had approximately $40,600 in receivables from gas production revenue.

     At March 31, 2001, the Company had $76,211 in cash and $106,931 in working capital.

     During the last week of April, the company began purchasing new and surplus computer equipment from a variety of suppliers for resale to various wholesale resellers of computer equipment. The company has been able to obtain financing from the sellers of the equipment and is selling the equipment on a cash basis to buyers who purchase in bulk.

     During April and May, the company has received orders for over $175,000 worth of equipment and expects to net a minimum of twenty percent. Further the company expects an increasing level of orders for the foreseeable future.

     The Company may need to raise additional financing over the next twelve months to continue its floppy disk production operation and pay its general and administrative expenses in the event revenues are not generated during the second quarter to cover such expenses.

     During 2000, the Company extended to April 30, 2001, the expiration date for outstanding warrants pursuant to which holders may purchase up to 1,180,000 shares of common stock at $.15 per share. None of the warrants were exercised by April 30, 2001. In addition, the remaining balance on a note from an affiliate to purchase 3,000,000 common shares for $600,000 by May 16, 2001 expired. During May 2001, the majority of the board of directors agreed to extend the expiration date of the warrants and the note under the same terms to June 7, 2001. No assurances can be made as to whether any of the warrants or note will be exercised.

     Unless a substantial portion of the outstanding warrants and note are exercised or we sell our interests in the Bali and Fiji prospects, our available cash may not be sufficient to pay all of our anticipated general and administrative expenses, capital lease costs and anticipated re-completion well expenses over the next 12 months. If we are able to raise additional capital we will use our income from operations to pay our ongoing operating expenses. To fund the anticipated near term capital shortfall, we may accept loans from management or other affiliates. Assuming sufficient capital resources become available, we will continue to develop our business in selling floppy disks and wholesaling computer equipment.

     We currently have four full-time employees and two part-time employees for the media production and corporate business. We use consultants for matters pertaining to drilling, property evaluations and production efficiencies. We anticipate hiring more employees as we begin generating revenues from the production of 3.5 inch floppy disks.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     During the quarter ended March 31, 2000, filed two reports on Form 8-K which are incorporated by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FAN ENERGY INC.


May 21, 2001                              /s/ John J. Shebanow
                                          ---------------------------
                                          John J. Shebanow
                                          President

May 21, 2001                              /s/ Albert A. Golusin
                                          ----------------------------
                                          Albert A. Golusin
                                          Chief Financial Officer