Form 10QSB
period 2001-06-30
FAN ENERGY INC
filed 2001-08-20
CIK 1057024

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

      (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission File Number 333-47699

FAN ENERGY INC.
(Exact name of registrant as specified in its charter)

                                                                   Nevada                                                                                                      77-0140428
                                                 (State or other jurisdiction of                                                                   (I.R.S. Employer Identification No.)
                                                  incorporation or organization)

5355 Capital Court
Reno, Nevada 89502
(Address of principal executive offices)

(775) 857-3400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]    No  [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

                 Class                                                                                                                   Outstanding at June 30, 2001
Common Stock, par value $0.001                                                                                                   35,243,992

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

FAN ENERGY INC.
CONSOLIDATED BALANCE SHEET
(A Development Stage Company)
June 30, 2001
(Unaudited)

                                     ASSETS

CURRENT ASSETS:

   Cash ......................................................      $     4,793
   Receivables-trade .........................................           27,456
   Receivables-related .......................................            2,787
   Inventory .................................................           52,000
   Prepaid expenses ..........................................           49,500
                                                                    -----------
   Total Current Assets ......................................          136,536
                                                                    -----------

OTHER ASSETS:

   Equipment & Leasehold Improvements, net ...................        3,998,422
   Oil and gas properties, net ...............................          210,687
                                                                    -----------

Total assets .................................................      $ 4,345,645
                                                                    ===========

LIABILITIES
CURRENT
   Accounts Payable ..........................................      $   134,009
                                                                    -----------
                                                                        134,009

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value,
   1,000,000 shares authorized, none issued
Common stock, $.001 par value, 70,000,000
   shares authorized, 35,243,992 issued and
   outstanding ...............................................           32,245
Additional paid-in capital ...................................        6,540,760
(Deficit) accumulated during the development stage ...........       (2,461,869)
Additional paid-in capital stock options .....................          100,500
                                                                    -----------

Total stockholders' equity ...................................        4,211,636
                                                                    -----------

Total liabilities and stockholders' equity ...................      $ 4,345,645
                                                                    ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FAN ENERGY INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                                            Cummulative from
                                                   For the 6 months ended          For the 3 months ended     Jan. 1,1997 to
                                                June 30,2001    June 30,2000    June 30,2001    June 30,2000   June 30,2001
                                                ------------    ------------    ------------    ------------ ---------------
Revenues
Oil & gas production .......................... $   154,395    $    80,904    $    65,594    $    39,534    $   462,887
Cost of oil & gas production ..................    (108,745)          --          (51,863)          --         (108,745)
Interest income ...............................      16,641           --           16,641           --           16,641
                                                -----------    -----------    -----------    -----------    -----------

   Total Revenue ..............................      62,291         80,904         30,361         39,534        370,783

Expenses
Lease operating expenses ......................       6,780          2,874          2,803          1,224         56,719
General and administrative ....................     321,056         25,618        168,313          9,841        933,266
Depletion .....................................      31,518         80,421         15,469         35,225        271,211
Depreciation ..................................     103,922           --            2,515           --          103,922
Impairment of oil & gas properties ............        --             --             --             --        1,557,702
Interest expense ..............................          78            276             78            276          8,724
                                                -----------    -----------    -----------    -----------    -----------

   Total Expenses .............................     463,354        109,189        189,178         46,566      2,931,544
                                                -----------    -----------    -----------    -----------    -----------
(Loss) before cumulative effect of a
  change in accounting principle ..............    (401,063)       (28,285)      (158,806)        (7,032)    (2,560,761)

Cumulative effect on prior period of changing
to a different depreciation method - Note 1 ...      98,892           --             --             --           98,892
                                                -----------    -----------    -----------    -----------    -----------

Net (loss) .................................... $  (302,171)   $   (28,285)   $  (158,806)   $    (7,032)   $(2,461,869)
                                                ===========    ===========    ===========    ===========    ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FAN ENERGY INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                                 Cummulative from
                                            For the 6 months ended      For the 3 months ended    Jan. 1,1997 to
                                          June 30,2001  June 30,2000  June 30,2001  June 30,2000   June 30,2001
                                          ------------  ------------  ------------  ------------ ---------------

NET (LOSS) PER SHARE:
  Income (Loss) before cumulative effect
    of a change in accounting principal    $    (0.01)  $     (0.03)  $    (0.00)  $      (0.00)  $        (0.24)
                                           ==========   ===========   ==========   ============   ==============

  Cumulative effect on prior period of
    changing to a different
     depreciation method ...............   $     0.00   $      0.00   $     0.00   $       0.00   $         0.01
                                           ==========   ===========   ==========   ============   ==============

   Net (Loss) ..........................   $    (0.01)  $     (0.00)  $    (0.00)  $      (0.00)  $        (0.23)
                                           ==========   ===========   ==========   ============   ==============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and Diluted ....................   34,129,807     9,451,492   35,051,135      9,451,492       10,681,525
                                           ==========   ===========   ==========   ============   ==============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FAN ENERGY INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

                                                                             (Deficit)
                                                                             Accumulated      Additional
                                      Common Stock           Additional         During         Paid-In
                                  --------------------         Paid-In       Development        Capital
                                  Shares         Amount        Capital          Stage        Stock Options     Total
                                  ------         ------      ----------      -----------     -------------     -----

Balance at December 31, 1999..   9,451,492    $     9,452    $ 2,317,509    $(2,091,332)   $   100,500   $   336,129
  Net loss for the quarter
    ended March 31, 2000 .....        --             --             --          (21,253)          --         (21,253)
                               ___________    ___________    ___________    ___________    ___________   ___________
Balance at March 31, 2000 ....   9,451,492          9,452      2,317,509     (2,112,585)       100,500       314,876
  Net loss for the quarter
    ended June 30, 2000 ......        --             --             --           (7,032)          --          (7,032)
                               -----------    -----------    -----------    -----------    -----------   -----------
Balance at June 30, 2000 .....   9,451,492    $     9,452    $ 2,317,509    $(2,119,617)   $   100,500   $   307,844
                               ===========    ===========    ===========    ===========    ===========   ===========

Balance at December 31, 2000..  12,451,492    $    12,452    $ 2,602,053    $(2,159,698)   $   100,500   $   555,307
  Shares issued for Media
    Production Equipment .....  19,250,000         19,250      3,830,750           --             --       3,850,000
  Shares purchased in
    private placement ........     250,000            250         49,750           --             --          50,000
  Shares issued under Note ...   3,000,000          3,000        597,000           --             --         600,000
  Secured note receivable ....        --           (3,000)      (597,000)          --             --        (600,000)
  Net loss for the quarter
    ended March 31, 2001 .....        --             --             --         (143,365)          --        (143,365)
                               ___________    ___________    ___________    ___________    ___________   ___________
Balance at March 31, 2001 ....  34,951,492         31,952      6,482,553     (2,303,063)       100,500     4,311,942
  Shares issued for services       292,500            293         58,207           --             --          58,500
    Net loss for the quarter
     ended June 30, 2001 .....        --             --             --         (158,806)          --        (158,806)
                               ___________    ___________    ___________    ___________    ___________   ___________

Balance at June 30, 2001 .....  35,243,992    $    32,245    $ 6,540,760    $(2,461,869)   $   100,500   $ 4,211,636
                               ===========    ===========    ===========    ===========    ===========   ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FAN ENERGY INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

                                                       For the six months               For the three months    Cumulative from
                                                           ended June 30,                  ended June 30,      November 21, 1994
                                                         -------------------           --------------------      (Inception) to
                                                         2001           2000           2001            2000       June 30, 2001
                                                         ----           ----           ----            ----    ------------------
OPERATING ACTIVITIES

  Net (loss) income for the period ................ $  (302,171)   $   (28,285)   $  (158,806)   $    (7,032)   $(2,560,761)
   Adjustments to reconcile net
   cash used by operations:
       Impairment of oil and gas properties .......        --             --             --             --        1,557,702
       Depletion ..................................      31,518         80,421         15,469         45,196        116,876
       Depreciation ...............................       5,030           --            2,515           --          258,257
       Common stock issued for services ...........      58,500           --           58,500           --             --
       Fair value of options granted ..............        --             --             --             --        2,082,113
 Changes in assets and liabilities
       (Increase) decrease in accounts receivable..     (80,298)         6,726        (41,224)       (11,120)      (118,662)
       (Increase) decrease in inventory ...........     (52,000)          --             --             --          (52,000)
       (Increase) decrease in prepaid expenses ....     (49,500)       (16,314)         7,000           --          (49,500)
       Increase (decrease) in accounts payable ....    (131,363)       (18,321)       (67,210)       (13,176)       222,428
                                                    -----------    -----------    -----------    -----------    -----------
       Cash (used) by operating activities ........    (257,558)       (60,869)       (49,336)       (40,220)      (304,375)

FINANCING ACTIVITIES

  Proceeds from exercise of stock warrants ........        --             --             --             --          413,000
  Proceeds from sale of common stock ..............        --             --             --             --        1,800,000
  Cash paid for offering costs ....................        --             --             --          (16,314)       (60,780)
  Proceeds from sale of stock under note ..........      50,000           --             --             --           50,000
  Proceeds from short term borrowings .............        --             --             --             --           90,000
  Repayment of short term borrowings ..............        --          (20,000)          --             --          (90,000)
                                                    -----------    -----------    -----------    -----------    -----------
     Cash provided from financing activities ......      50,000        (20,000)          --          (16,314)     2,202,220

INVESTING ACTIVITIES

   Cash paid for oil and gas properties ...........      (1,253)       (12,542)          (681)       (14,166)    (1,739,600)
   Cash paid for equipment & improvements .........    (153,452)          --          (21,401)          --         (153,452)
                                                    -----------    -----------    -----------    -----------    -----------
      Cash used in investment activities ..........    (154,705)       (12,542)       (22,082)       (14,166)    (1,893,052)

FAN ENERGY INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW-continued
(Unaudited)

                                                    For the six months       For the three months   Cumulative from
                                                      ended June 30,             ended June 30,    November 21, 1994
                                                   ------------------         ------------------    (Inception) to
                                                   2001          2000         2001          2000     June 30, 2001
                                                   ----          ----         ----          ----   -----------------

Increase in cash .............................   (362,263)       28,327      (71,418)        9,740        4,793
Cash at beginning of period ..................    367,056        11,290       76,211        29,877         --
                                               ----------    ----------   ----------    ----------   ----------
Cash at end of period ........................ $    4,793    $   39,617   $    4,793    $   39,617   $    4,793
                                               ==========    ==========   ==========    ==========   ==========

Interest expense ............................. $       78    $      276   $       78    $      276   $    8,724
                                               ==========    ==========   ==========    ==========   ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for equipment ....... $     --      $3,850,000   $     --      $     --     $3,850,000
                                               ==========    ==========   ==========    ==========   ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FAN ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED AND
SIX MONTHS ENDED JUNE 30, 2001 and 2000

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

The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Change in Depreciation Method for Media Production Equipment

During the second quarter of 2000, the company decided to change the method of computing depreciation on its disk media production equipment from a straight-line basis used in the previous quarter to a unit of production method. The change was made to better match the depreciated cost of the asset to the revenue produced by it. The retroactive application of the new method resulted in a cumulative effect of $98,892, which is included in the income for the six months ended June 30, 2001. The effect of the change on the three months ended June 30, 2001 was to increase income before cumulative effect of a change in accounting principle and net income by $ 98,892.

The Company depreciates its leasehold improvements over the remaining life of the lease. The lease expires on March 31, 2002. Office computers are depreciated on a straight-line basis over five years.

Equipment

On January 8, 2001, the Company acquired plant, equipment and other assets, including specialized manufacturing equipment, manufacturing set-ups, real estate lease, fixtures and related equipment and other property with an estimated fair value of at least $3.8 million. In consideration for the acquisition of the assets, the Company issued 19,250,000 shares of its restricted commons stock to the sellers. In determining the amount of the Company’s consideration for the assets, the parties estimated the present fair market value of all such assets to be equivalent to approximately $.20 per share issued. The parties agreed that if an independent evaluation of the assets acquired by the Company were less than $1.9 million, the sellers would pay to the Registrant the difference in cash.

Related Party Transactions

The Company has paid $7,000 to a company owned by a director for rental payments on a media assembly machine during quarter ended June 30, 2001.

During the second quarter of 2001, the board of directors approved the issuance of 292,500 shares at a deemed value of $.20 per share to related parties for services rendered.

Item 2. Management’s Plan of Operations

        In the following discussion we are providing an analysis of our financial condition and the Plan of Operation during the next quarter and the balance of the fiscal year. This discussion should be read in conjunction with our financial statements and the notes thereto. Certain matters discussed below are based on potential future circumstances and developments, which we anticipate or expect, but which cannot be assured. Such forward- looking statements include, but are no limited to, our plans to conduct drilling operations, trends in the results of our operations, anticipated rates of production, natural gas and oil prices, operating expenses and our anticipated capital requirements and capital resources. The actual results, which we achieve in our operations, could differ materially from the matters discussed in the forward-looking statements.

        We generated $ 13,371 of gross profit in the second quarter of 2001 compared to $39,534 in the second quarter of 2000. The revenue during the second quarter of 2001 and 2000 was from our interest in the Mullica Well in the Sacramento Basin of central California. Our revenue during the second quarter of 2001 was from our interest in 65,594 mcf produced and sold at an average price of $9.22 per mcf. The costs of water removal and disposal from the well were $51,863 reducing the gross profit to $13,731. Our revenue and gross profit of $39,534 during the second quarter of 2000 was primarily from our interest in 79,635 mcf produced at an average price of $2.58 per mcf. This producing natural gas well in the Sacramental Basin of central California and our interest in the surrounding unexplored acreage is being held for sale. Pending any sale of those properties, we will continue to receive revenue from the production of this well. The well was re-completed during June 2001 because the costs of water removal began exceeding the revenue that we were receiving from the producing well.

        We hold an undivided net interest equal to approximately 20% in a 5,760-acre prospect located in Sweetwater County, Wyoming. Two exploratory wells have been drilled on the prospect; however, a recent independent economic evaluation indicated that both wells were not economic. We have decided to obtain an independent evaluation on the entire property and use that as an arms length indicator to negotiate its possible sale with one of our directors who owns property in the surrounding area.

        On January 8, 2001, the Company acquired approximately $3.8 million in media production equipment for 19,250,000 common shares, which caused a change in control and management. In conjunction with the transaction, the Company issued 3,250,000 shares of common stock in a private placement at $.20 per share in a secured note to APG Associates, LLC. Of the shares subscribed for, APG Associate’s, LLC paid $50,000 on January 8, 2001. During the second quarter 2001, the board of directors extended the balance of the note to August 31, 2001

        During January 2001, the Company incorporated a wholly owned subsidiary named Avatar Semiconductor-Research, Inc. and capitalized it with $ 50,000. The purpose of the subsidiary is to develop new technology in semiconductor and material sciences for the computer industry. During the first quarter of 2001, it acquired two servers in preparation for beginning work during the second quarter.

        During the second quarter we continued to explore different technologies and have proposed several different product development ideas to other companies and individuals.

        Also during the month of January 2001, we disbursed $17,500 for the creation of a flash marketing presentation template that can be easily modified by individual customers. This template will be used for high impact direct sales and marketing presentations for almost any type of product or service. The program is being designed to fit on one standard 1.44 MB 3.5 inch floppy disk so that the sales person can afford to leave the presentation with their potential customer. The program completion is expected during the third quarter of 2001. Upon the completion of the program, we will market it to the members of various multi level marketing companies, some of which we have already identified. We also prepaid $32,000 for burnishing tape for floppy disk production.

        During the second quarter of 2001 we expensed $7,000 to a company owned by a director for rental payments on a media assembly machine beginning in April 2001. This machine is capable of completing and inserting a media assembly (hub adhesive and media) into a completed clamshell and then sealing the clamshell thus producing a completed disk. During the months of April and May, the machine underwent set-up and fine-tuning and produced a limited number of samples. We canceled the rental payments during June because we did not obtain orders requiring the use of the machine.

        During February 2001, we paid $52,000 for 650,000 3.5-inch floppy disks. These disks will be burnished and certified and duplicated for a customer from whom we have received verbal requests for 400,000 to 500,000 disks per month. We are currently waiting for the customer to finish testing their software so that we can start processing their order. This first order of floppy disks represents the first business transaction between their supplier and us. Although we pre-tested 1,000 disks from the supplier before having ordered 650,000 disks, this purchase represents our first business transaction with the supplier.

        During the six months ended June 30, 2001, we paid $71,817 for capital equipment and set up costs necessary for operating the disk media production business and the semiconductor-research business. An additional $81,635 of equipment was purchased by the subsidiary of which $56,094 is owed. We also paid approximately $8,600 for leasehold improvements to prepare the facility for operations. The disk media production equipment was set up for operations during the first quarter. We began depreciating the equipment during January 2001 on a straight-line basis over 10 years and changed our method of depreciation to the unit of production method during the second quarter in order to better match the depreciated cost of the asset to the revenue produced by it.

        We had general and administrative expenses of $321,056 during the six months of 2001, compared to $25,618 during the first six months of the prior year. The expenses were higher because of the start-up expenses involved in establishing the disk media production business. We paid approximately $189,900 in consulting expenses, salaries, payroll taxes and benefits. Our rent, utilities and insurance during the first two quarters were $44,815. Travel expenses of $22,240 were incurred in meeting with prospective clients, financiers and a board meeting. We also incurred $30,823 in legal and auditing expenses to assist in the documentation and reporting of the change in control during the first quarter and consulting on various matters. The remaining $33,278 was paid for office expenses, transfer agent fees, bank fees, postage and other miscellaneous items.

        At June 30, 2001, the Company had $4,793 in cash and $2,527 in working capital.

        During the last week of April, the company began purchasing new and surplus computer equipment from a variety of suppliers for resale to various wholesale resellers of computer equipment. During July of 2001, we decided not to pursue the business because of our inability to broker transactions with profit margins that would benefit our operation.

        The Company needs to raise additional financing over the next twelve months to commence its floppy disk production operation and pay its general and administrative expenses.

        During 2000, the Company extended to April 30, 2001, the expiration date for outstanding warrants pursuant to which holders may purchase up to 1,180,000 shares of common stock at $.15 per share. None of the warrants were exercised by April 30, 2001. In addition, the remaining balance on a note from an affiliate to purchase 3,000,000 common shares for $600,000 by May 16, 2001 expired. During May 2001, the majority of the board of directors agreed to extend the expiration date of the warrants and the note under the same terms to August 31, 2001. No assurances can be made as to whether any of the warrants will be exercised, or the note paid.

        Unless a substantial portion of the outstanding warrants and note are exercised or we sell our interests in the Bali and Fiji prospects, our available cash may not be sufficient to pay all of our anticipated general and administrative expenses, capital lease costs and anticipated re-completion well expenses over the next 12 months. If we are able to raise additional capital we will use our income from operations to pay our ongoing operating expenses. To fund the anticipated near term capital shortfall, we may accept loans from management or other affiliates. Assuming sufficient capital resources become available, we will continue to develop our business in production of floppy disks and wholesaling computer equipment.

        We currently have three full time consultants for the media production and corporate business. We use part-time consultants for matters pertaining to drilling, property evaluations and production efficiencies. We anticipate hiring employees as we begin production of 3.5 inch floppy disks.

PART II    Other Information

Item 1.    Legal Proceedings
      None

Item 2.    Changes in Securities
      None

Item 3.    Defaults Upon Senior Securities
      None

Item 4.    Submission of Matters to a Vote of Security Holders
      None

Item 5.    Other Information
      None

Item 6.    Exhibits and Reports on Form 8-K

      None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAN ENERGY INC.

Signatures                                                                 Title                                                                          Date

/s/ John J. Shebanow                                          President                                                           August 17, 2001
John J. Shebanow

/s/ Albert A. Golusin                                          Chief Financial Officer                                     August 17, 2001
Albert A. Golusin