Form 10QSB
period 2001-09-30
FAN ENERGY INC
filed 2001-11-19
CIK 1057024

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

      (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                 Class                                                                                                               Outstanding at September 30, 2001
Common Stock, par value $0.001                                                                                                   35,243,992

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

FAN ENERGY INC.
CONSOLIDATED BALANCE SHEET
(A Development Stage Company)
September 30, 2001
(Unaudited)

                                     ASSETS

CURRENT ASSETS:

   Cash ......................................................      $      --
   Receivables-trade .........................................           21,610
   Inventory .................................................           52,000
   Prepaid expenses ..........................................           49,500
                                                                    -----------
   Total Current Assets ......................................          123,110
                                                                    -----------

OTHER ASSETS:
   Equipment & Leasehold Improvements, net ...................        3,995,389
   Oil and gas properties, net ...............................          180,859
                                                                    -----------

Total assets .................................................      $ 4,299,358
                                                                    ===========

LIABILITIES
CURRENT
   Accounts Payable ..........................................      $   125,166
   Due to affiliates .........................................           43,699

Total current liabilities ....................................          168,865

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value,
   1,000,000 shares authorized, none issued
Common stock, $.001 par value, 70,000,000
   shares authorized, 35,243,992 issued and
   outstanding ...............................................           32,245
Additional paid-in capital ...................................        6,540,760
(Deficit) accumulated during the development stage ...........       (2,543,012)
Additional paid-in capital stock options .....................          100,500
                                                                    -----------

Total stockholders' equity ...................................        4,130,493
                                                                    -----------

Total liabilities and stockholders' equity ...................      $ 4,299,358
                                                                    ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FAN ENERGY INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                                           Cumulative from
                                                   For the 9 months ended          For the 3 months ended     Jan. 1, 1997 to
                                                Sept 30, 2001   Sept 30, 2000   Sept 30, 2001   Sept 30, 2000  Sept 30, 2001
                                                -------------   -------------   -------------   ------------- ----------------
Revenues
Oil & gas production .............................. $   200,610  $   119,961    $    46,215    $    39,057    $   509,102
Cost of oil & gas production ......................    (114,678)        --           (5,933)          --         (114,678)
Interest income ...................................      24,891         --            8,250           --           24,891
                                                    -----------  -----------    -----------    -----------    -----------

   Total Revenue ..................................     110,823      119,961         48,532         39,057        419,315

Expenses
Lease operating expenses ..........................       8,400       17,352          1,620         14,478         58,339
General and administrative ........................     416,033       31,862         94,977          6,244      1,028,243
Depletion .........................................      61,403      100,605         29,885         20,814        301,096
Depreciation ......................................     106,955         --            3,033           --          106,956
Impairment of oil & gas properties ................        --           --             --             --        1,557,702
Interest expense ..................................         238          276            160           --            8,884
                                                    -----------  -----------    -----------    -----------    -----------

   Total Expenses .................................     593,029      150,095        129,675         40,906      3,061,219
                                                    -----------  -----------    -----------    -----------    -----------

(Loss) before cumulative effect of a
  change in accounting principle ..................    (482,206)     (30,014)       (81,143)        (1,849)    (2,641,904)

Cumulative effect on prior period of changing
to a different depreciation method - Note 1 .......      98,892         --             --             --           98,892
                                                    -----------  -----------    -----------    -----------    -----------

Net (loss) ........................................ $  (383,314) $   (30,134)   $   (81,143)   $    (1,849)   $(2,543,012)
                                                    ===========  ===========    ===========    ===========    ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FAN ENERGY INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                                   Cumulative from
                                           For the 9 months ended          For the 3 months ended     Jan. 1, 1997 to
                                        Sept 30, 2001   Sept 30, 2000   Sept 30, 2001   Sept 30, 2000  Sept 30, 2001
                                        -------------   -------------   -------------   ------------- ----------------

NET (LOSS) PER SHARE:
  Income (Loss) before cumulative effect
    of a change in accounting principal    $    (0.01)  $     (0.03)  $    (0.00)  $      (0.00)  $        (0.22)
                                           ==========   ===========   ==========   ============   ==============

  Cumulative effect on prior period of
    changing to a different
     depreciation method ...............   $     0.00   $      0.00   $     0.00   $       0.00   $         0.01
                                           ==========   ===========   ==========   ============   ==============

   Net (Loss) ..........................   $    (0.01)  $     (0.00)  $    (0.00)  $      (0.00)  $        (0.21)
                                           ==========   ===========   ==========   ============   ==============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and Diluted ....................   34,338,305     9,451,492   35,243,992      9,451,492       12,079,045
                                           ==========   ===========   ==========   ============   ==============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FAN ENERGY INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

                                                                               (Deficit)
                                                                              Accumulated      Additional
                                       Common Stock           Additional         During         Paid-In
                                   --------------------         Paid-In       Development        Capital
                                   Shares         Amount        Capital          Stage        Stock Options     Total
                                   ------         ------      ----------      -----------     -------------     -----

Balance at December 31, 1999....   9,451,492    $    9,452    $ 2,317,509    $(2,091,332)   $   100,500   $   336,129
  Net loss for the quarter
    ended March 31, 2000 .......        --            --             --          (21,253)          --         (21,253)
                                 ___________    __________    ___________    ___________    ___________   ___________
Balance at March 31, 2000 ......   9,451,492         9,452      2,317,509     (2,112,585)       100,500       314,876
  Net loss for the quarter
    ended June 30, 2000 ........        --            --             --           (7,032)          --          (7,032)
                                 -----------    ----------    -----------    -----------    -----------   -----------
Balance at June 30, 2000 .......   9,451,492    $    9,452    $ 2,317,509    $(2,119,617)   $   100,500   $   307,844
  Net loss for the quarter
    ended Sept 30, 2000 ........        --            --             --           (1,849)          --          (1,849)
                                 -----------    ----------    -----------    -----------    -----------   -----------

Balance at September 30, 2000..    9,451,492    $    9,452    $ 2,317,509    $(2,121,466)   $   100,500   $   305,995
                                 ===========    ==========    ===========    ===========    ===========   ===========

Balance at December 31, 2000....  12,451,492    $   12,452    $ 2,602,053    $(2,159,698)   $   100,500   $   555,307
  Shares issued for Media
    Production Equipment .......  19,250,000        19,250      3,830,750           --             --       3,850,000
  Shares purchased in
    private placement ..........     250,000           250         49,750           --             --          50,000
  Shares issued under Note .....   3,000,000         3,000        597,000           --             --         600,000
  Secured note receivable ......        --          (3,000)      (597,000)          --             --        (600,000)
  Net loss for the quarter
    ended March 31, 2001 .......        --            --             --         (143,365)          --        (143,365)
                                 ___________    __________    ___________    ___________    ___________   ___________
Balance at March 31, 2001 ......  34,951,492        31,952      6,482,553     (2,303,063)       100,500     4,311,942
  Shares issued for services....     292,500           293         58,207           --             --          58,500
    Net loss for the quarter
     ended June 30, 2001 .......        --            --             --         (158,806)          --        (158,806)
                                 ___________    __________    ___________    ___________    ___________   ___________

Balance at June 30, 2001 .......  35,243,992    $   32,245    $ 6,540,760    $(2,461,869)   $   100,500   $ 4,211,636
  Net loss for the quarter
    ended Sept 30, 2001 ........        --            --             --          (81,143)          --         (81,143)
                                 ___________    __________    ___________    ___________    ___________   ___________

Balance at September 30, 2001...  35,243,992    $   32,245    $ 6,540,760    $(2,543,012)   $   100,500   $ 4,130,493
                                 ===========    ==========    ===========    ===========    ===========   ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FAN ENERGY INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

                                                        For the nine months             For the three months    Cumulative from
                                                           ended Sept 30,                  ended Sept 30,         Jan. 1, 1997
                                                         -------------------           --------------------      (Inception) to
                                                         2001           2000           2001            2000       Sept 30, 2001
                                                         ----           ----           ----            ----    ------------------
OPERATING ACTIVITIES

  Net (loss) income for the period ................. $ (383,314)   $   (30,134)   $   (81,143)   $    (1,849)   $(2,543,012)
   Adjustments to reconcile net
   cash used by operations:
       Impairment of oil and gas properties ........       --             --             --             --        1,557,702
       Depletion ...................................     61,403        100,605         29,885         20,184        301,096
       Depreciation ................................      8,063           --            3,033           --            8,063
       Common stock issued for services ............     58,500           --             --             --          520,785
       Fair value of options granted ...............       --             --             --             --          100,500
 Changes in assets and liabilities
       (Increase) decrease in accounts receivable...     (1,290)        23,346          5,846         16,620        (21,610)
       (Increase) decrease in inventory ............    (52,000)          --             --             --          (52,000)
       (Increase) decrease in prepaid expenses .....    (49,500)          --             --             --          (49,500)
       Increase (decrease) in accounts payable .....    122,520          5,945         (8,843)       (12,376)       125,166
       Increase (decrease) in due from affiliates...    (26,676)          --           46,486           --           43,699
                                                     ----------    -----------    -----------    -----------    -----------
       Cash (used) by operating activities .........   (262,294)        99,762         (4,736)       (22,579)        (9,111)

FINANCING ACTIVITIES

  Proceeds from exercise of stock warrants .........       --             --             --             --          413,000
  Proceeds from sale of common stock ...............       --             --             --             --        1,800,000
  Cash paid for offering costs .....................       --          (12,455)          --            3,859        (60,780)
  Proceeds from sale of stock under note ...........     50,000           --             --             --           50,000
  Proceeds from short term borrowings ..............       --             --             --             --           90,000
  Repayment of short term borrowings ...............       --          (20,000)          --             --          (90,000)
                                                     ----------    -----------    -----------    -----------    -----------
     Cash provided from financing activities .......     50,000        (32,455)          --            3,859      2,202,220

FAN ENERGY INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW-continued
(Unaudited)

                                                    For the nine months         For the three months    Cumulative from
                                                      ended Sept 30,               ended Sept 30,        Jan. 1, 1997
                                                    -------------------         --------------------     (Inception) to
                                                    2001          2000          2001           2000      Sept 30, 2001
                                                    ----          ----          ----           ----    ------------------

   Cash paid for oil and gas properties ......     (1,310)      (13,983)         (57)        (1,441)    (2,039,657)
   Cash paid for equipment & improvements.....   (153,452)         --           --             --         (153,452)
                                               ----------    ----------   ----------    -----------    -----------
      Cash used in investment activities .....   (154,762)      (13,983)         (57)        (1,441)    (2,193,109)
                                               ----------    ----------   ----------    -----------    -----------

Increase in cash .............................   (367,056)       53,324       (4,793)        24,997           --
Cash at beginning of period ..................    367,056        11,290        4,793         39,617           --
                                               ----------    ----------   -----------    ----------     ----------
Cash at end of period ........................ $      --     $   64,614   $    4,793     $   64,614     $     --
                                               ==========    ==========   ==========     ==========     ==========

Interest expense ............................. $      238    $      276   $      160     $     --       $    8,884
                                               ==========    ==========   ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for equipment ....... $3,850,000    $     --     $     --       $     --       $3,850,000
                                               ==========    ==========   ==========     ==========     ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FAN ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED AND
NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

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

The results of operations for the six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Change in Depreciation Method for Media Production Equipment

During the second quarter of 2000, the company decided to change the method of computing depreciation on its disk media production equipment from a straight-line basis used in the previous quarter to a unit of production method. The change was made to better match the depreciated cost of the asset to the revenue produced by it. The retroactive application of the new method resulted in a cumulative effect of $98,892, which is included in the income for the nine months ended September 30, 2001. The effect of the change on the three months ended September 30, 2001 was to decrease losses before cumulative effect of a change in accounting principle and net loss by $98,892.

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

Subsequent Events

On November 14, 2001, the Company agreed in principal to sell all of its interests in its oil and gas properties in California and Wyoming to Fancher Resources, LLC in exchange for assumption of the existing liabilities to which the properties are subject and surrender to the Company of 378,885 restricted common shares of Fan Energy, Inc. George Fancher Jr., a director of the Company, controls Fancher Resources, LLC. Completion of the transaction will result in a loss to Fan Energy, Inc. of approximately $92,000.

Item 2. Management’s Discussion and Analysis or Plan of Operations

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

We generated $40,282 of gross profit in the third quarter of 2001 compared to $39,057 in the third quarter of 2000. The revenue during the third quarter of 2001 and 2000 was from our interest in the Molluca Well in the Sacramento Basin of central California. Our revenue during the third quarter of 2001 was from our interest in approximately 68,600 mcf produced and sold at an average price of $3.43 per mcf. The direct costs to operate the well were $5,933. Our revenue and gross profit during the third quarter 2001 resulted from the drilling of an adjacent zone to the Molluca Well because the original zone had been shut down at the end of the previous quarter due to excess water production. The newly completed well produced approximately 27,000 mcf per month during the first two months but declined to approximately 10,000 mcf during the third month. The estimated life of the well is about six months with declining production.

We hold an undivided net interest equal to approximately 20% in a 5,760-acre prospect located in Sweetwater County, Wyoming. Two exploratory wells have been drilled on the prospect; however, a recent independent economic evaluation indicated that both wells were not economic. We obtained an independent evaluation on the entire property and are using that as an arms length indicator to negotiate the planned sale of our interests in all oil and gas properties in California and Wyoming to Fancher Resources, LLC in exchange for assumption of the existing liabilities to which the properties are subject and surrender to the Company of 378,885 restricted common shares of Fan Energy, Inc. George Fancher Jr., a director of the Company, controls Fancher Resources, LLC. Completion of the transaction will result in a non-cash loss to Fan Energy, Inc. of approximately $92,000. The Company has determined that disposition of these properties at this time is appropriate, as we are no longer pursuing business opportunities in the oil and gas business.

During January 2001, the Company formed a wholly owned subsidiary named Avatar Semiconductor-Research, Inc. and capitalized it with $50,000. The purpose of the subsidiary is to develop new technology in semiconductor and material sciences for the computer industry. During the first quarter of 2001, it acquired two servers in preparation for beginning work during the second quarter.

During the second and third quarter of 2001 we continued to explore different technologies and have proposed several different product development ideas to other companies and individuals.

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

During February 2001, we paid $52,000 for 650,000 3.5-inch floppy disks. These disks will be burnished and certified and duplicated for a customer from whom we have received verbal requests for 400,000 to 500,000 disks per month. The disks were purchased in anticipation of fulfilling an order to a software company; however, the order now appears to be unlikely. We will now endeavor to sell the disks in the wholesale market.

During the nine months ended September 30, 2001, we paid $71,817 for capital equipment and set up costs necessary for operating the disk media production business and the semiconductor-research business. An additional $81,635 of equipment was purchased by the subsidiary of which $56,094 is owed. We also paid approximately $8,600 for leasehold improvements to prepare the facility for operations. The disk media production equipment was set up for operations during the first quarter. We began depreciating the equipment during January 2001 on a straight-line basis over 10 years and changed our method of depreciation to the unit of production method during the second quarter in order to better match the depreciated cost of the asset to the revenue produced by it.

We had general and administrative expenses of $416,033 during the nine months of 2001, compared to $94,977 during the first nine months of the prior year. The expenses were higher because of the start-up expenses involved in establishing the disk media production business. We incurred approximately $264,000 in consulting expenses, salaries, payroll taxes and benefits. Our rent, utilities and insurance during the first three quarters were $64,217. Travel expenses of $26,637 were incurred in meeting with prospective clients, financiers and a board meeting. We also incurred $40,329 in legal and auditing expenses to assist in the documentation and reporting of the change in control during the first quarter and consulting on various matters during the second and third quarter. The remaining $20,850 was paid for office expenses, transfer agent fees, bank fees, postage and other miscellaneous items.

At September 30, 2001, the Company had no cash and $168,865 in current liabilities of which $3,699 was owed to affiliates of the Company.

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
      None

Item 3.    Defaults Upon Senior Securities
      None

Item 4.    Submission of Matters to a Vote of Security Holders
      None

Item 5.    Other Information

On November 14, 2001, the board of directors appointed Peter Ashworth of Phoenix, Arizona to become the new President and also a Director of the Company. Mr. Ashworth agreed to accept the directorship and Presidency as of November 20, 2001.

In addition, the board approved the acquisition of all of the shares of Ashworth-Keller, an Arizona Limited Liability Corporation which is controlled by Peter Ashworth for 5 million shares of restricted stock plus up to an additional 5 million restricted shares conditional upon a mutually agreeable earn out provision and a business valuation study which would be part of the acquisition. Ashworth Keller, LLC, provides audiovisual services to luxury hotels and resorts.

The board also agreed to change its name to Integrated Media Services, Inc.

Item 6.    Exhibits and Reports on Form 8-K

      None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAN ENERGY INC.

Signatures                                                                 Title                                                                          Date

/s/ John J. Shebanow                                          President                                                         November 19, 2001
John J. Shebanow

/s/ Albert A. Golusin                                          Chief Financial Officer                                   November 19, 2001
Albert A. Golusin