Form 10KSB
period 2001-12-31
FAN ENERGY INC
filed 2002-04-01
CIK 1057024

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: December 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from             to

                 Commission File No. 333-47699

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
                                 incorporation or organization)

                                                                                         5355 Capital Court Suite 108, Reno, Nevada 89502
                                                                                          (Address of principal executive offices)  (Zip Code)

                              Issuer’s telephone number:  (775) 856-4500

                              Securities registered under Section 12(b) of the Exchange Act:   None

                              Securities registered under Section 12(g) of the Exchange Act:

Common Stock (Par Value $.01 Per Share)
Title of Class

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State issuer’s revenues for its most recent fiscal year: $56,094

        As of March 31, 2001 the issuer had 2,349,600 shares of its $0.001 par value common stock issued and 2,324,341 shares of its common stock outstanding. As there is no public trading market for Registrant’s securities, Registrant is unable to determine the aggregate market value of the common stock, the Registrant’s only class of voting stock, held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Issuer Disclosure Format Yes [  ] No [X]

PART I

        This Report on Form 10-KSB and documents incorporated herein by reference contain certain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 which involve substantial risks and uncertainties. When used in this report and in other reports filed by the Company, the forward-looking statements are often identified by the use of such terms and phrases as “anticipates,” “believes,” “intends,” “estimates,” “plans,” “expects,” “seeks,” “scheduled,” “foreseeable future” and similar expressions. Although the Company believes the understandings and assumptions on which the forward-looking statements in this report are based are reasonable, the Company’s actual results, performances and achievements could differ materially from the results in, or implied by, these forward-looking statements. Certain factors that could cause or contribute to such differences include those discussed in “Management’s Plan of Operations” and elsewhere herein.

        On December 24, 2001, the Company announced, in a Form 8-K filing, the share consolidation of one new common share for each fifteen pre-consolidated shares was in effect. The post reverse total is 2,349,600 and the new CUSIP is 306907 30 4. All of the common authorized and issued shares were affected by the consolidation. All share amounts in this report are stated post share consolidation unless otherwise indicated. Certain amounts and earnings per share have been restated to reflect this share consolidation.

ITEM 1. DESCRIPTION OF BUSINESS.

(a)   FLOPPY DISK MANUFACTURING BUSINESS

        On January 8, 2001, Registrant acquired plant, equipment and other assets, including specialized manufacturing equipment, manufacturing set-ups, real estate lease, fixtures and related equipment and other property with an estimated fair value of at least $3.8 million from John Shebanow, Robert Hamblen, Alex Gassiot and APG Associates, LLC. In consideration for the acquisition of the assets, Registrant issued 1,283,333 shares of its restricted common stock to the sellers. The equipment valuation was determined by a discounted cash flow of projected operating income using a maximum cost of funds of 20% per annum. This was further supported by an independent expert’s valuation opinion of the replacement value of the equipment. In determining the amount of Registrant’s consideration for the assets, the parties estimated the present fair market value of all such assets to be equivalent to approximately $3.00 per share issued. Also on January 8, 2000, Registrant sold 216,667 shares of restricted common stock to APG Associates, LLC for $650,000, of which $600,000 was paid by the purchaser’s secured note. The assets acquired by Registrant constituted plant, equipment and other physical property intended to be used in the manufacture of 3.5 inch micro floppy disks. The sellers previously used none of the assets in such a business.

        Flexible were the primary storage medium for the original personal computers. An 8-inch flexible disk came in soft vinyl jackets and was replaced by 5 1/4" disks in scaled down soft jackets, which in 1980 evolved into the 3 1/2" disk encased in a molded plastic shell. Capacities increased from single-sided, low-density disks holding 100 KB of data, to the current industry standard 1.44 MB double-sided high-density diskettes.

        The advent of Microsoft Windows made the hard drive the medium of choice for operating systems and software, relegating the floppy disk to lesser, but still valuable roles as removable data storage and backup, installation media for software and emergency boot disks.

Applications for floppy disks are:

1.	Data Transfer:

Floppy disks are still the most universal means of transferring files from one PC to another.

2.	Small File Storage and Backup:

For most routine office applications, such as word processing, spreadsheets and presentations, the floppy capacity is adequate.

3.	Software Installation and Driver Updates

New hardware uses floppies for installation of driver software.

(b)  SALE OF OIL & GAS BUSINESS

        On December 4, 2001, Registrant agreed to sell all of its assets related to the oil and natural gas industry to an entity controlled by George H. Fancher Jr., a director of the Registrant. The transaction was deemed effective December 1, 2001, and included all of Registrant's undivided interests in producing natural gas wells and adjacent acreage in California and Registrant's undivided interest in oil and gas leaseholds, geophysical exploratory data and other nominal assets. Following the transaction, the Registrant had no interest in any oil or natural gas assets of any nature. The buyer assumed all of the obligations of the Registrant to pay approximately $13,500 in outstanding liabilities relating to the oil and natural gas properties transferred and any future contingent liabilities including well closure, remediation and clean-up, and surrendered 25,259 restricted shares of Registrant's common stock. The deemed value of the shares received was $75,777 and the Company recorded a loss on the transaction of $91,415. The disinterested members of the Board of Directors of the Registrant following an independent evaluation of the properties approved the transaction unanimously.

        The transaction concluded the Company’s involvement in the oil and gas business and has been treated as a disposal of a segment of its business. Furthermore, the Company has no intention to become involved in the oil and gas business at any future time.

(c)  Cancellation of Acquisition

        On December 4, 2001, Peter J. Ashworth was unanimously elected as the President and Chief Executive Officer, “CEO”, of Registrant by the Board of Directors, “Board” of Registrant. Also on December 4, 2001, the Board was expanded to eight persons and Peter J. Ashworth was elected by the Board, as a director of the Registrant. The Board approved in principle an arrangement pursuant to which Registrant would acquire from Mr. Ashworth and others a media service business previously operated by Mr. Ashworth. On March 5, 2002 Mr. Ashworth informed the Board that the media service business filed for Chapter 7 bankruptcy and then resigned as the CEO and as a director and the intended acquisition was cancelled.

Marketing

Floppy Disk Market

        Current market trends show increasing demand for US made 3.5" disk products due to NAFTA requirements in Mexico.

        Since the events of September 11, 2001, the market has shown a strong increase in demand due to increased awareness of the issues regarding data security and the importance of timely and regular backup of sensitive data as well as offsite backups. The 3.5” floppy disk is still the only universal data interchange format.

        Furthermore it is our intention to intensively seek duplication orders as the price ranges for duplicated floppy disks is substantially greater than for bulk disks while having substantially similar costs to manufacture as do bulk disks.

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

        The competition in the floppy disk business is intense, mostly from Asian manufacturers. These manufacturers supply a large percentage of the world market in floppy disks. However, their time to market is far greater than that of Fan Energy. Our advanced systems allow us to produce finished product at lower costs than most Asian manufacturers here in the United States. Most other U.S. manufacturers have ceased operations leaving only a handful left. To the best of management’s knowledge, only Fan Energy and Imation (a subsidiary of the 3M Corporation) have any domestic 3.5” floppy disk manufacturing capability.

Employees

        The Company does not have any employees. All officers consult to the Company. We may hire marketing employees based on the projected size of the market and expect to base the compensation on what is necessary to hire and retain qualified sales employees. We presently do not have personal benefits, pension, health, annuity, insurance, profit sharing or any similar benefit plan; however, we may adopt such plans in the future.

ITEM 2. DESCRIPTION OF PROPERTY.

Media Production Equipment

        In January 2001, the Company purchased media production and factory equipment with the capacity to produce six million 3.5 inch floppy disks per month. Also acquired were leasehold improvements and a lease until March 31,2002 for office and industrial space where the equipment is located. The lease is personally guaranteed by two directors of the Company. The Company’s plant and corporate address is located at 5355 Capital Court # 108, Reno, Nevada 89502.

        The equipment has state of the art burnishers that enable the polishing of a disk while still intact with the disk housing or cookie shell. This technology enables the equipment to format and certify disks with an error rate less than two percent. Standard burnishers and disk certifiers experience error rates of approximately fifteen per cent.

Title to Properties

(a)  Media Production Equipment

        The media production equipment and assets acquired by the Company during January 2001 constitute all of the real, personal, intangible and intellectual property necessary for Fan to engage in the 3.5 inch Micro Floppy Disk manufacturing business. The Company holds all of its equipment free and clear of restrictions on, or conditions to, transfer or assignment, and are free and clear of rights of way, covenants, conditions or restrictions. They are also clear of any adverse claims, liens, charges or encumbrances whatsoever.

Current Operations

        The Company’s equipment has the capacity to produce six million floppy disks per month. During December 2001, the Company processed 650,000 disks generating $56,094 in revenue and $3,829 in gross profit.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  PRINCIPAL MARKET OR MARKETS

        The Company’s common stock is not listed on any exchange and there is no public trading market for the common stock, and there has been no market. The Company has obtained a sponsoring broker dealer to seek obtaining a trading symbol for trading on the OTC Bulletin Board.

(b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

        December 21, 2001, the Board of Directors of the Registrant at a meeting duly convened and held effective as of the 21st day of December, 2001, in accordance with N.R.S. #167; 78-207 of the State of Nevada Revised Statutes, adopted resolutions to decrease the number of authorized shares of the corporation’s $0.001 par value common stock from 95,000,000 shares to 6,333,334 shares and correspondingly decreasing the number of issued and outstanding shares of such class held by each common stockholder of record as of the close of business on December 24, 2001 (the Effective Date). The following information relates to the reduction in number of authorized shares and the reverse stock split effected:

        The number of authorized shares and the par value of each class and series of shares before and after the change hereby effected:

                                            Before Change     After Change
                                           ===============   ==============
     Common Stock, $0.001 Par Value          95,000,000         6,333,334
     Preferred Stock, $0.001 Par Value        5,000,000         5,000,000

        The number of shares of common stock to be issued after the change in

     Each Share                             Before Change       After Change
     ==========                            =============== ==========================
     Common Stock                                 1        one-fifteenth of one share
                                             35,243,992         2,349,600
     Preferred Stock, #0.001 Par Value            1                 1
                                                  0                 0

        On December 31, 2001, the Company had 2,349,600 shares of its common stock issued and 2,324,341 shares of its common stock outstanding and approximately 525 shareholders.

(c)  DIVIDENDS

        The Company has never declared or paid cash dividends on its common stock and anticipates that future earnings, if any, will be retained for development of its business.

(d)  RECENT SALES OF UNREGISTERED SECURITIES

        The following is information with respect to all unregistered securities sold by the Company within the past three years.

        On January 8, 2000 the Company issued 1,283,333 restricted shares of its common stock to four persons for plant, equipment and other assets, including specialized manufacturing equipment, manufacturing set ups, real estate leases, fixtures and related equipment and other property with an estimated fair market value of $3.8 million. Also on that date the Company issued 216,667 shares of restricted common stock to one of the persons for $650,000, of which $600,000 was paid by the purchaser’s secured promissory one, due in May 2001. Three of the purchasers became directors of the Company. The purchasers represented that they had complete information about the Company and its business and properties and agreed to take the securities for investment. Certificates representing the shares bear restrictive legends and stop transfer instructions have been placed with the transfer agent. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

        On May 31, 2001 the Company issued 19,500 restricted shares to its officers and directors for reimbursement of expenses and for services provided during the year 2000. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

(e)  PROCEEDS FROM SALE OF REGISTERED SECURITIES

        In 1998 the Company registered 200,000 shares of common stock for a contemplated public offering in Registration No. 333-64448 which was declared effective May 14, 1998. The offering was discontinued in late 1998 because the Company was unable to complete the sale of the minimum number of shares offered. None of the registered shares were sold. In 1999, the Company re-registered the shares with a view towards recommencement of the public offering. Due to deterioration in the market for public companies in the oil and gas business, the offering was again deferred before the post-effective amendment to the registration statement was made effective. During the second quarter of 2000, the Company filed a post-effective registration statement (no. 333-47699) and recommenced the offering, which included shares of common stock and common stock purchase warrants. the offering was completed December 29, 2000. and the Company sold 200,000 shares of common stock and 200,000 stock purchase warrants, each warrant exercisable to purchase one share of common stock at an exercise price of $1.50 per share. Registrant received $300,000 in gross proceeds and a net of $287,000 of offering costs. As of the date of this report, the Company has utilized all of the proceeds from the offering in connection with start up of our floppy disk business.

ITEM 6. MANAGEMENT’S PLAN OF OPERATION

        In the following discussion we are providing an analysis of our financial condition and the Plan of Operation during the next quarter and the balance of the fiscal year. This discussion should be read in conjunction with our financial statements and the notes thereto. Certain matters discussed below are based on potential future circumstances and developments, which we anticipate or expect, but which cannot be assured. Such forward-looking statements include, but are not limited to, our plans to produce 3.5 inch floppy disks for sale, trends in the results of our operations, anticipated rates of production, operating expenses and our anticipated capital requirements and capital resources. The actual results that we achieve in our operations could differ materially from the matters discussed in the forward-looking statements.

        During January 2001, the Company formed a wholly owned subsidiary named Avatar Semiconductor-Research, Inc. and capitalized it with $50,000. The purpose of the subsidiary is to develop new technology in semiconductor and material sciences for the computer industry. During the first quarter of 2001, it acquired two servers in preparation for beginning work during the second quarter. The Company is not currently pursuing any such opportunities, due to a lack of capital. Should our disk manufacturing operations generate sufficient capital, the Company may resume our pursuits in this area.

        During the month of January 2001, we disbursed $17,500 for the creation of a flash marketing presentation template that can be easily modified by individual customers. We also prepaid $32,000 for burnishing tape for floppy disk production.

        During February 2001, we paid $52,000 for 650,000 3.5-inch floppy disks. These disks were processed during our setup and initial testing of the 3.5” disk plant and during the fourth quarter, were sold for $56,094. After this startup phase was completed, the Company began looking for investment capital to bring the plant to full production.

        We had general and administrative expenses of $514,490 during 2001, compared to $90,701 during the prior year. The expenses were higher because of the start-up expenses involved in establishing the disk media production business. We incurred approximately $320,855 in consulting expenses, salaries, payroll taxes and benefits. Our rent, utilities and insurance during 2001 were $92,598. Travel expenses of $29,783 were incurred in meeting with prospective clients, financiers and a board meeting. We also incurred $42,776 in legal and auditing expenses during 2001. The remaining $28,478 was paid for office expenses, transfer agent fees, bank fees, postage and other miscellaneous items.

        During the twelve months ended December 31, 2001, we paid $78,167 for capital equipment and set up costs necessary for operating the disk media production business and the semiconductor-research business. An additional $81,635 of equipment was purchased by the subsidiary. We also paid approximately $8,600 for leasehold improvements to prepare the facility for operations. The disk media production equipment was set up for operations during the first quarter. We began depreciating the equipment during January 2001 on a straight-line basis over 10 years and changed our method of depreciation to the unit of production method during the second quarter in order to better match the depreciated cost of the asset to the revenue produced by it.

        At December 31, 2001, the Company had no cash and $217,676 in current liabilities of which $163,378 was owed to affiliates of the Company.

        We currently have three full time consultants for the media production and corporate business. We anticipate hiring employees as we begin full-time production of 3.5-inch floppy disks.

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

        During the year 2002, the Company plans to begin operation of the 3.5” disk-manufacturing facility on an increasing production ramp beginning in the second quarter with plans to produce approximately 5 million disks during the quarter. In quarters three and four, the Company plans to produce 10 million and 15 million disks, respectively.

        If the Company is able to raise sufficient capital and the Company is able to meet projected sales, the 3.5" disk manufacturing operation should generate gross revenues for the year 2002 of approximately $3,600,000 and gross profit of approximately $900,000.

        The company expects total aggregated costs of goods including Materials, Labor and Burden (MLB) to equal roughly $0.09 per disk or less and needs approximately $650,000 to fill its pipeline, maintain inventories and allow for growth to 13.5 million disks by the end of quarter four of 2002. This level of capital is sufficient to bring the Company to profitability. The capital required for Materials, Labor and Burden is used to fill our pipeline with raw materials sufficient for two months of operation, pay for labor directly related to production as well as burden on those operations. The company expects to sell its 3.5 disks for approximately $0.12 per disk, wholesale to OEM customers.

        The capital required for GS&A, sufficient to carry the Company during the first six months of operations while the Company awaits payment on receivables generated by sales of product produced is estimated at $350,000.

               GS&A                    $   350,000
               MLB                     $   650,000
               ----------------  -----------------
               Total                   $ 1,000,000
               ================  =================

        The Company has identified several large customers as well as the necessary suppliers and other vendors. A sufficiently trained workforce is available to the Company in the Reno, Nevada area.

        Currently, the Company plans to raise capital in order to implement a full production ramp up during 2002. In order to accomplish this ramp the Company will need to raise approximately $1,000,000 in working capital. The approximate use of the proceeds is as follows:

        During December 2001, the Company entered into an Investment Banking Agreement with West America Securities of Westlake Village, California (WUSA) to raise up to $1,000,000 on a best efforts basis. The company issued an option to acquire 6,667 shares of common stock at $7.50 per share.

        Also during December 2001, the Company prepared a Form 15c211 to be filed by West America Securities (WUSA) on behalf of the Company with the NASD. During the first Quarter of 2002, West America has received two comment letters from NASD Regulation and has responded to them and currently awaits approval of the Company’s common stock to trade on the Over the Counter Bulletin Board (OTCBB).

        The table below sets forth the Company’s current outstanding options and warrants. Warrants to acquire 200,000 shares at $1.50 per share were registered under the Company’s SB-2 filing closed on December 29, 2000. Although the Company is unable to determine when or if these or any other warrants or options will be exercised, should the Company’s common stock begin trading on the OTCBB above the $1.50 strike price, the Company believes that the Registered Warrants would most likely be exercised. We can make no assurances as to whether any of the warrants or options will be exercised or whether we will be able to successfully raise any other capital. It is unlikely that any options or warrants would be exercised in the absence of a trading market in the Company’s common stock. Should a trading market for the Company’s common stock develop with prices in excess of the respective strike prices for the Company’s other existing warrants and options, the Company may seek to register the other existing warrants and options in order to obtain additional capital.

            Options/Warrants             Strike Price              Value
          ====================        ==================     ==============
                         2,000        $          3.00        $        6,000

                         6,667        $          3.30        $       22,000

                         6,667        $          5.25        $       35,000

                         4,667        $          5.25        $       24,500

                        16,667        $          5.25        $       87,500

                        10,000        $          5.25        $       52,500

                       200,000        $          1.50        $       300,000

                        78,667        $          3.00        $       236,001
          --------------------        -----------------      ---------------
                       325,334                               $       765,301
          ====================        -----------------      ===============
          Average Strike Price        $          2.35
          ====================        =================

        The Company may also seek to register additional shares of common or preferred stock in order to raise sufficient capital to implement our plan of operation. The company may also seek to register Securities to be offered to employees pursuant to employee benefit plans.

        The Company has a note receivable for $ 600,000 due on or before March 31, 2003 from an affiliate for 200,000 restricted common shares.

        Unless we raise additional capital in an offering or outstanding warrants are exercised, or we raise capital from other sources, we will not be able to fund the anticipated near term capital shortfall during the first and second quarters of 2002, The Company has been and may continue to accept loans from management or other affiliates.

        If we are able to raise sufficient capital to begin full production, we will begin hiring new employees and eventually may employ as many as thirty-five (35) employees

ITEM 7. FINANCIAL STATEMENTS.

        We are filing the following reports, financial statements and notes to financial statements with this annual report. These reports may be found following Part IV of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        NONE

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS.

        The following table sets forth the names and ages of the current directors and executive officers of the Company as of December 31, 2001, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. Each serves until the next annual meeting of stockholders.

    Names of Executive
  Officers and Directors  Age            Position                 Date of Appointment
  ======================  ===  =================================  ===================
   Alex Gassiot            70  Chairman and Director              January 8, 2001
   John Shebanow           34  President, Treasurer and Director  January 8, 2001
   Robert Hamblen          71  Vice President and Director        January 8, 2001
   George H. Fancher Jr.   62  Director                           October 30, 1997
   William E. Grafham      64  Director                           July 2, 1997
   Jeffrey J. Scott        41  Director                           October 30, 1997
   Albert A. Golusin       47  Secretary & Treasurer              July 2, 1997
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

        George H. Fancher Jr. has been a self-employed independent oil producer, operator and consultant in the Rocky Mountain Area since 1969, doing business as Fancher Oil Company since 1980. He was employed by Chevron as a Petroleum Engineer, in Casper, Wyoming, and Denver, Colorado from 1962 until 1966. In 1966, he joined Ball Brothers Research Corporation in Boulder, Colorado, followed by two years with an independent oil company before forming Smith-Fancher, independent producers in the Rocky Mountain and Mid-Continent regions. In 1980, he formed Fancher Oil Company and has operated as a sole proprietor since that time. Mr. Fancher has been a director of the Independent Petroleum Association of America (IPAA), the Independent Petroleum Association of Mountain States (IPAMS) and the Rocky Mountain Oil and Gas Association (RMOGA). He is a registered Petroleum Engineer and a member of the Society of Petroleum Engineers. He has served on the Crude Oil Policy Committee, Improved Oil Recovery Task Force Committee, and Public Lands Committee of the IPAA. He is also a member of the Liaison Committee of Cooperating Oil and Gas Associations, and currently is the past Chairman of the Rocky Mountain Producers Advisory Group and was on the Board of Directors of the Petroleum Technology Transfer Council (PTTC).

        William E. Grafham has an investment banking background having worked for two major national Canadian Brokerage houses from 1963 until 1977. In 1977 he established operating companies representing West German partnerships investing in natural resources. Offices were set up in Calgary, Alberta; Denver, Colorado; and Vancouver, BC. The Calgary and Vancouver operating companies were eventually merged into larger entities; while the main assets of the Denver operation were sold in 1988. Since 1988 Mr. Grafham, a private investor, has participated in the formation of a number of businesses investing in technology, oil and gas, precious metals and mining, and real estate. Most of these investments have resulted in the companies going public, with involvements in a number of countries. Mr. Grafham has been active as a director in various companies during the last five years. He is currently a director or officer of the following publicly traded companies that publicly trade.

  Company                                      Public Exchange            Type of Business
  ==========================================   =========================  ================
  Jerez Energy International, Inc.             Canadian Venture Exchange  Oil and gas
  Walking Bear Resources Inc.                  Canadian Venture Exchange  Oil and gas
  Tellis Gold Mining Company Inc.              Canadian Venture Exchange  Technology
  Klinair Environmental Technologies Limited   OTC Bulletin Board         Research

        Jeffrey J. Scott. Mr. Scott is currently President and Chief Operating Officer of Calgary-based Jerez Energy International Inc. Jerez is a Canadian international oil and gas exploration and development company focused in West Africa. He has held this position since May 1995. Mr. Scott is also Vice President of Operations of Postell Energy Co. Ltd., a privately held Canadian oil and gas company. He has held this position since 1986. Mr. Scott is a graduate of the University of Calgary and has been active in the oil and gas industry since 1979 and has experience in the areas of production, operations and management. He is also a director of Cenalta Oil Field Services and Klinair Environmental Technologies Limited that are in different aspects of the oil and gas industry.

        Albert A. Golusin has been a Certified Public Accountant since 1981. He worked with the public accounting firms of Grant Thornton & Company and Kenneth Leventhal & Company from 1979 through 1994. From 1985 to 1992, Mr. Golusin was the Controller of a public company called N-W Group, Inc. that later became Glenayre Electronics. He was responsible for managing a $ 40 million cash portfolio, managing the accounting department and preparing the financial statements for reporting to the Securities Commissions in the U.S.A. and Canada. >From 1993 to the present, Mr. Golusin has consulted to publicly traded companies or companies preparing to become publicly traded. He is currently a director of Rhombic Corporation which is a materials research and development company that is publicly traded on the OTC Bulletin Board of NASDAQ.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

        Not applicable.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company for the three fiscal years ended December 31,1999, 2000 and 2001 of the chief executive officer at December 31, 2001 and all officers and directors, as a group.

Summary Compensation Table

                                          Annual Compensation       Long Term Compensation
                                                                    Securities
Name and Principal                                                  Underlying   All Other
Positions at 12/31/01               Salary    Bonus   Compensation    Options   Compensation

William E. Grafham, President
    1999                              - 0 -      - 0 -  $22,542(1)      --        None
    2000                              - 0 -      - 0 -  $18,000(1)      --        None
John James Shebanow, President
    2001                            $ 90,000     - 0 -    - 0 -         --        None
Officers and directors, as a group
(4 persons) (2)
    1999                            $  7,500(3)  - 0 -  $44,953(3)      --        None
    2000                            $  6,405(2)  - 0 -  $49,875(2)      --        None
    2001                            $240,000     - 0 -  $50,000(4)      --        None

(1)	Includes 6,653 shares of common stock issued at a deemed value of $3.30 per share in satisfaction of $22,452 owed to an entity owned by Mr. Grafham for rent and reimbursement expenses. An amount of $18,000 was accrued at December 31, 2000 and paid in 2001 for management services provided and out of pocket expenses during the year 2000.
(2)	Includes 14,333 shares of common stock, valued at $43,000, issued to five persons for services as officers, directors and representatives of the Company. Subsequently, one person surrendered 3,300 of the shares for cancellation. The Company accrued a total of $49,875 for compensation to all directors and officers for their services and office costs during the year 2000.
(3)	Includes 13,319 shares issued at a deemed value of $3.30 per share to two officers, one of whom is a director, in satisfaction of $44,953 in compensation or reimbursements owed to them.
(4)	Includes 16,667 shares issued at a deemed value of $3.00 per share to four directors, one of which was an officer, in satisfaction of $50,000 in compensation or reimbursements owed to them.

Value of Options at December 31, 2001

Aggregate Fiscal Year End Option Values
                                       Value of Unexercised
                                       Underlying Options at      Unexercised In-the-money
                           Number of      Fiscal Year End         Options at Fiscal Year End
                           Securities Exercisable/Unexercisable  Exercisable/Unexercisable

William E. Grafham           20,000        $ -- / --                    $ -- / --
All officers and
   directors as a group      55,333        $ -- / --                    $ -- / --
=================================================================================================
(1)	Because there is no trading market, the estimated value is based on $3.00 per share, the last price paid for common stock of the Company, less the exercise price of the options.

Option Grants in the Last Two Fiscal Years

        The Company did not grant options during 2001. The Company granted options to purchase 6,667 shares at $7.50 per share to West America Securities, Inc. of Westlake Village, CA in connection with an investment banking agreement.

Stock Option Plan

        The Company has adopted its 1997 Statutory and Non-Statutory Incentive Stock Option Plan (“Plan”) which authorizes the Company to grant incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, and to grant nonstatutory stock options. The Plan relates to a total of 66,667 shares of common stock. Options relating to 54,000 shares have been issued and are outstanding and all are presently exercisable. No options were granted in 1999. The options are exercisable at $3.00 per share for 2,000 shares, $3.40 per share for 6,667 shares, $5.25 per share for 45,333 shares. The outstanding options must be exercised within 10 years from the date of grant and no later than three months after termination of employment or service as a director, except that any optionee who is unable to continue employment or service as a director due to total and permanent disability may exercise such options within one year of termination and the options of an optionee who is employed or disabled and who dies must be exercised within one year after the date of death.

        The Plan requires that the exercise prices of options granted must be at least equal to the fair market value of a share of common stock on the date of grant, provided that for incentive options if an employee owns more than 10% of the Company’s outstanding common stock then the exercise price of an incentive option must be at least 110% of the fair market value of a share of the Company’s common stock on the date of grant, and the maximum term of such option may be no longer than five years. The aggregate fair market value of common stock, determined at the time the option is granted, for which incentive stock options become exercisable by an employee during any calendar year is limited to $100,000.

        The Plan is to be administered by the Company’s Board of Directors or a committee thereof which determines the terms of options granted, including the exercise price, the number of shares of common stock subject to the option, and the terms and conditions of exercise. No option granted under the Plan is transferrable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by such optionee.

Compensation of Directors

        The Company does not pay cash compensation to directors. Four directors of the Company were issued 16,667 shares of restricted common stock of the Company on May 31, 2001 as compensation for services furnished to the Company as an officer or director through December 31, 2000. Prior to 2000, the Company Granted options to purchase shares of common stock at exercise prices of $5.25 per share for four director as to 46,667 shares. The options were granted under the Plan and must be exercised within 10 years from the date of grant. No compensation was paid to directors for services as directors during 1999 and 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth, as of March 30, 2001, certain information with respect to the beneficial ownership of the Company’s common stock by (i) each director and officer of the Company, (ii) each person known to the Company to be the beneficial owner of 5% or more of the outstanding shares of common stock, with such person’s address, and (iii) all of the directors and executive officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.

Name of Beneficial Owner or
Name of Officer or Director       Shares Beneficially Owned(1)    Percent(1)
------------------------------    ---------------------------     ---------
William E. Grafham, Director (2)                82,241              3.48%
Grandview Condominiums #412
Seven Mile Beach
Grand Cayman, BWI
------------------------------------------   ---------            -------
George H. Fancher Jr., Director (3)             56,001              2.37%
1801 Broadway, Suite 720
Denver, Colorado 80202
------------------------------------------   ---------            -------
Jeffrey J. Scott, Director (4)                  25,835              1.09%
2500, 500 - 4'th Avenue S.W.
Calgary, Alberta T2P 2V6
------------------------------------------   ---------            -------
Albert A. Golusin, Director & Secretary (5)    352,669             13.14%
10641 N. 44'th Street
Phoenix, Arizona 85028
------------------------------------------   ---------            -------
John Shebanow, Director and Treasurer (6)      780,000             27.83%
5355 Capital Court, Suite 108
Reno, Nevada 89502
------------------------------------------   ---------            -------
Robert Hamblen, Director (6)                    66,667              2.84%
5355 Capital Court, Suite 108
Reno, Nevada 89502
------------------------------------------   ---------            -------
Alex Gassiot, Director (6)                     780,000             27.83%
3550 Barron Way, Suite 11B
Reno, Nevada 89511
------------------------------------------   ---------            -------
APG Associates, LLC (6)                        453,333             19.29%
3550 Barron Way, suite 11B
Reno, Nevada 89511
------------------------------------------   ---------            -------
X Family Partnership (6)                       326,667             13.90%
11811 N Tatum Blvd, Suite 3031
Phoenix, Arizona 85028
------------------------------------------   ---------            -------
First Holding Company (7)                      194,668              8.01%
Q &H Corporate Services
3'rd floor Harbour Centre
Grand Cayman, BWI
------------------------------------------   ---------            -------
Don Stewart (7)(8)                             281,871             10.89%
P.O. Box 245
Grand Cayman, BWI
------------------------------------------   ---------            -------
Carolyn Grafham (7)(9)                         232,668              9.01%
7475 E. Gainey Ranch Rd. #21
Scottsdale, Arizona 85258
------------------------------------------   ---------            -------
David Grafham (7)(10)                          276,003             10.69%
Suite 1101, 1001 14'th Ave. S.W.
Calgary, Alberta, Canada T2R 1L2
==========================================   =========            ========
All officers and directors
as a group (Seven (7) persons)               1,690,079             70.53%

(1)	All securities are owned directly and beneficially unless otherwise noted. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of March 31, 2002 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity.
(2)	Includes 20,000 shares of common stock underlying presently exercisable options and warrants. Also includes the shares owned by companies in which Mr. Grafham has the voting or investment power.
(3)	Includes 16,667 shares underlying presently exercisable stock purchase warrants and options.
(4)	Includes presently exercisable options to purchase up to 10,000 shares.
(5)	Includes 8,667 shares of common stock underlying presently exercisable options.
(6)	Mr. Golusin has a beneficial ownership in 50% of the shares. The Shares were acquired from APG Associates, LLC.
(7)	First Holding Company is a trust of which Carolyn Grafham is the beneficiary. Don Stewart and David Grafham are co-trustees of the trust. Includes exercisable warrants to purchase up to 82,000 shares.
(8)	Includes 5,867 exercisable warrants. Also includes 91,000 shares and 120,000 exercisable warrants held by two trusts for which Mr. Stewart is co-trustee, of which beneficial ownership is disclaimed.
(9)	Includes 91,000 shares and 82,000 warrants held by a trust of which she is beneficiary. Also includes 47,500 exercisable warrants held by a trust of which she is co-trustee, for which beneficial ownership is disclaimed.
(10)	Includes 38,000 exercisable warrants held by a trust of which he is beneficiary. Also includes 91,000 shares and 82,000 exercisable warrants held by a trust of which he is co-trustee, of which beneficial ownership is disclaimed.
(11)	John Shebanow and Alex Gassiot are both managing members of APG Associates with dispositve authority over the shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

        On May 31, 2001 the Company issued 19,500 restricted shares to its officers and directors for reimbursement of expenses and for services provided during the year 2000. The shares issued had a deemed value of $58,500. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

        On December 4, 2001, Registrant agreed to sell all of its assets related to the oil and natural gas industry to an entity controlled by George H. Fancher Jr., a director of the Registrant. The transaction was deemed effective December 1, 2001, and included all of Registrant’s undivided interests in producing natural gas wells and adjacent acreage in California and Registrant’s undivided interest in oil and gas leaseholds, geophysical exploratory data and other nominal assets. Following the transaction, the Registrant had no interest in any oil or natural gas assets of any nature. The buyer assumed all of the obligations of the Registrant to pay approximately $13,500 in outstanding liabilities relating to the oil and natural gas properties transferred and any future contingent liabilities including well closure, remediation and clean-up, and surrendered 25,259 restricted shares of Registrant’s common stock owned of record and beneficially by George H. Fancher Jr. to the Company. The deemed value of the shares received was $75,777 and the Company recorded a loss on the transaction of $91,415. The disinterested members of the Board of Directors of Registrant following an independent evaluation of the properties approved the transaction unanimously.

        The transaction concluded the Company’s involvement in the oil and gas business. Furthermore, the Company has no intention to become involved in the oil and gas business at any future time.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   Exhibits. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No.      Description and Method of Filing

(3.1)	Restated Articles of Incorporation of Eastern Star Mining,Inc., as filed with the Nevada Secretary of State February 7, 1997.(1)

(3.2)	Certificate of Amendment of Articles of Incorporation of Eastern Star Mining, Inc., as filed with the Nevada Secretary of State May 19, 1997.(1)

(3.3)	Certificate of Amendment of Articles of Incorporation of Eastern Star Mining, Inc., as filed with the Nevada Secretary of State May 28, 1997.(1)

(3.4)	Certificate of Amendment of Articles of Incorporation of Eastern Star Holdings, Inc., as filed with the Nevada Secretary of State December 10, 1997.(1)

(3.5)	Bylaws of Company adopted December 31, 1997.(1)

(10.1)	Letter Agreement dated August 27, 1997 between Company and George H. Fancher Jr. d/b/a Fancher Oil Company.(1)

(10.2)	Agreement With Arizona Corporate Management, Inc. dated November 1, 1998.(1)

(10.3)	1997 Incentive and Nonstatutory Stock Option Plan. (1)

(10.4)	Letter regarding conflicts of interest dated March __, 1998 between Company and George H. Fancher Jr.(1)

(10.5)	Form of Subscription Agreement for certain officers and consultants.(1)

(10.6)	Agreement with Albert Golusin.(1)

(10.7)	Participation Agreement dated October 1, 1998 with Fancher Oil LLC.(2)

(10.8)	Indemnification Agreement with George H. Fancher Jr. Incorporated by reference to Exhibit 10.7 on Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(10.9)	Agreement dated May 6, 1999 with George H. Fancher Jr. Incorporated by reference to Exhibit 10.9 to Registration 333-47699.

(10.10)	Warrant Agency Agreement. Incorporated by reference to Exhibit 10.9 to Registration 333-47699.

(10.11)	Subscription Agreement and attached promissory note, incorporated by reference to Exhibit 10.1 to Form 8-K dated January 8, 2001.

(10.12)	Letter Agreement to purchase assets, dated January 5, 2001, incorporated by reference to Exhibit 10.2 to Form 8-K dated January 8, 2001.

(10.13)	Sale of oil and gas properties on Exhibit 10.13.

(21.1)	Subsidiary of the Registrant

__________________
(1)	Incorporated by reference to Registration Statement No. 33-64448 on Form SB-2, which became effective May 14, 1998.

(2)	Incorporated by reference to Exhibit 10.7 on Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(b)	Reports on Form 8-K. The Registrant filed two reports on Form 8-K during the fiscal quarter ending December 31, 2001.

(b.1)	A Form 8-K filed December 13, reported in Item 5, the sale of its oil and gas assets to Mr. Fancher and the election of a new president.

(b.2)	A Form 8-K filed December 24 reported under Item 5 the 15 into 1 reverse stock split.

[James C. Marshall, CPA, P.C. Letterhead]

INDEPENDENT AUDITOR’S REPORT

To The Board of Directors and Stockholders
FAN ENERGY INC.

We have audited the accompanying consolidated balance sheet of Fan Energy, Inc. (a development stage company) and its consolidated subsidiary as of December 31, 2001 and the related consolidated statements of operations, stockholder’s equity and cash flows for the two years then ended and the period from inception to December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fan Energy, Inc. and its consolidated subsidiary as of December 31, 2001 and the results of their operations and their cash flows for the two years then ended and the period from inception to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations and has liquidity issues which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                                                   /s/ JAMES C. MARSHALL, CPA, P.C.

Scottsdale, Arizona
March 29, 2002

FAN ENERGY INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
December 31, 2001

                                     ASSETS
                                     ------
CURRENT ASSETS:

   Cash ..................................................   $      --
   Due from affiliates ...................................        34,989
   Prepaid expenses ......................................        49,500
                                                             -----------
   Total current assets ..................................        84,489
                                                             -----------
OTHER ASSETS:
   Equipment and leasehold improvements-net
      of accumulated depreciation ........................     4,003,798
                                                             -----------
Total assets .............................................   $ 4,088,287
                                                             ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                             -----------

CURRENT LIABILITIES
   Accounts payable ......................................   $    54,298
   Due to affiliates .....................................       163,378
                                                             -----------
Total current liabilities ................................       217,676
                                                             -----------
Total liabilities ........................................       217,676
                                                             -----------

STOCKHOLDERS’ EQUITY

 Preferred stock, $.01 par value,
   5,000,000 shares authorized, none issued
Common stock, $.001 par value, 6,333,334 shares
   authorized, 2,349,600 issued and 2,324,341
   outstanding at December 31, 2001 ......................         2,350
Additional paid-in capital ...............................     6,570,655
Additional paid-in capital stock options .................       100,500
Treasury stock ...........................................       (75,777)
(Deficit) accumulated during the development stage .......    (2,727,117)
                                                             -----------
Total stockholders' equity ...............................     3,870,611
                                                             -----------
Total liabilities and stockholders' equity ...............   $ 4,088,287
                                                             ===========

See accompanying notes to these consolidated financial statements.

FAN ENERGY INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Cummulative
                                                    For the 12          from January 1,
                                                   months ended         1997 (Inception)
                                                ----------------        to December 31,
                                                2001        2000            2001
                                                ----        ----        ---------------
REVENUES
--------
Floppy disk sales ......................       56,094          --          56,094
                                           ----------    ----------    ----------
Total Revenue ..........................       56,094          --          56,094

COST OF SALES
-------------
Cost of floppy disk sales ..............      (52,265)      (52,265)
                                           ----------    ----------    ----------
Total Cost of Sales ....................      (52,265)         --         (52,265)

Gross Profit ...........................        3,829          --           3,829

OPERATIING EXPENSES
-------------------
General and administrative .............      463,168        30,000       583,168
Depreciation ...........................       14,604          --          14,604
                                           ----------    ----------    ----------
Total Operating Expenses ...............      477,772        30,000       597,772

OTHER INCOME (EXPENSE)
---------------------
Interest expense .......................          332           262         8,978
Interest revenue .......................      (33,141)         --         (33,141)
                                           ----------    ----------    ----------
Total Non-Operating expenses ...........      (32,809)          262       (24,163)

(Loss) income from continuing ..........     (441,134)      (30,262)     (569,780)
   operations

DISCONTINUED OPERATION
----------------------
(Loss) income from discontinued ........      (34,870)      (38,104)     (508,220)
   operation, net

Loss from impairment of assets .........         --            --      (1,557,702)
   on discontinued operation

Loss on disposal of discontinued .......      (91,415)         --         (91,415)
   operation, net
                                           ----------    ----------    ----------
NET (LOSS) .............................      567,419)      (68,366)   (2,727,117)
                                           ==========    ==========    ==========
(LOSS) INCOME PER SHARE:
   (Loss) per share from continuing ....        (0.20)        (0.05)
                                           ==========    ==========
      operation

   (Loss) per share from discontinued ..        (0.05)        (0.06)
                                           ==========    ==========
      operation

   (Loss) per share ....................        (0.25)        (0.11)
                                           ==========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:

  Basic ................................    2,312,765       631,195
                                           ==========    ==========

See accompanying notes to these consolidated financial statements.

FAN ENERGY INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 1997 through 2001

                                                     Common Stock
                                                ---------------------     Additional
                                                                           Paid-In
                                                Shares         Amount       Capital
                                                ------         ------     ----------

Balance January 1, 1997 ................        51,447    $        51    $   504,597
Reclassification of deficit pursuant
  to quasi reorganization ..............          --             --         (504,648)
Sale of common stock and warrants
  pursuant to private placement at $.20
  per unit .............................       166,667            167        499,833
Issuance of common stock for services
  issued for $3.00 per share ...........        16,667             17         49,983
Sale of common stock and warrants
  pursuant to private placement at $7.50
  per unit .............................       133,333            133        999,867
Costs of private placement offering ....          --             --          (52,869)
Issuance of common stock for property ,
  valued at $2.00 per share ............       150,000            150        299,850
Issuance of common stock for warrants
  for offering costs ...................          --             --            4,545
Issuance of stock options ..............          --             --            2,332
Net (loss) for the year ended December
31, 1997 ...............................          --             --             --
                                           -----------    -----------    -----------
Balance December 31, 1997 ..............       518,114            518      1,803,490
Issuance of common stock for services
  issued for $3.00 per share ...........        14,333             14         42,986
Exercise of common stock warrants for
  cash at $3.00 per share ..............       137,667            138        412,862
Net (loss) for the year ended December
31, 1998 ...............................          --             --             --
                                           -----------    -----------    -----------
Balance December 31, 1998 ..............       670,114            670      2,259,338
Conversion of payables to common stock
  by officers, valued at $3.38 per share        13,320             13         44,940
Forgiveness of debt by officer/director           --             --           22,000
Return of common stock by
officers/directors .....................       (53,333)           (53)            53
Net (loss) for the year ended December
31, 1999 ...............................          --             --             --
                                           -----------    -----------    -----------
Balance December 31, 1999 ..............       630,100            630      2,326,331
Issuance of common stock in public
offering ...............................       200,000            200        299,800
Cost of public offering ................          --             --          (12,456)
Net (loss) for the year ended December
31, 2000 ...............................          --             --             --
                                           -----------    -----------    -----------
Balance December 31, 2000 ..............       830,100            830      2,613,675
Shares issued for media production
equipment ..............................     1,283,333          1,283      3,848,717
Shares purchased in private placement ..        16,667             17         49,983
Shares issued under Secured Note .......       200,000            200        599,800
Secured Note receivable ................          --             (200)      (599,800)
Shares issued for services .............        19,500             20         58,480
Acquisition of shares from sale of oil
properties .............................          --             --             --
Net (loss) for the year ended December
31, 2001 ...............................          --             --             --
                                           -----------    -----------    -----------
Balance December 31, 2001 ..............     2,349,600    $     2,150    $ 6,570,855
                                           ===========    ===========    ===========
                                              Deficit
                                            Accumulated
                                               During
                                            Development       Treasury        Stock
                                               Stage            Stock        Options       Total
                                            -----------       --------       -------       -----

Balance January 1, 1997 ................   $  (504,648)   $      --      $      --     $      --
Reclassification of deficit pursuant
  to quasi reorganization ..............       504,648           --             --            --
Sale of common stock and warrants
  pursuant to private placement at $.20
  per unit .............................          --             --             --         500,000
Issuance of common stock for services
  issued for $3.00 per share ...........          --             --             --          50,000
Sale of common stock and warrants
  pursuant to private placement at $7.50
  per unit .............................          --             --             --       1,000,000
Costs of private placement offering ....          --             --             --         (52,869)
Issuance of common stock for property ,
  valued at $2.00 per share ............          --             --             --         300,000
Issuance of common stock for warrants
  for offering costs ...................          --             --             --           4,545
Issuance of stock options ..............          --             --          100,500       102,832
Net (loss) for the year ended December
31, 1997 ...............................      (199,232)          --             --        (199,232)
                                           -----------    -----------    -----------   -----------
Balance December 31, 1997 ..............      (199,232)          --          100,500     1,705,276
Issuance of common stock for services
  issued for $3.00 per share ...........          --             --             --          43,000
Exercise of common stock warrants for
  cash at $3.00 per share ..............          --             --             --         413,000
Net (loss) for the year ended December
31, 1998 ...............................    (1,456,553)          --             --      (1,456,553)
                                           -----------    -----------    -----------   -----------
Balance December 31, 1998 ..............    (1,655,785)          --          100,500       704,723
Conversion of payables to common stock
  by officers, valued at $3.38 per share          --             --             --          44,953
Forgiveness of debt by officer/director           --             --             --          22,000
Return of common stock by
officers/directors .....................          --             --             --            --
Net (loss) for the year ended December
31, 1999 ...............................      (435,547)          --             --        (435,547)
                                           -----------    -----------    -----------   -----------
Balance December 31, 1999 ..............    (2,091,332)          --          100,500       336,129
Issuance of common stock in public
offering ...............................          --             --             --         300,000
Cost of public offering ................          --             --             --         (12,456)
Net (loss) for the year ended December
31, 2000 ...............................       (68,366)          --             --         (68,366)
                                           -----------    -----------    -----------   -----------
Balance December 31, 2000 ..............    (2,159,698)          --          100,500       555,307
Shares issued for media production
equipment ..............................          --             --             --       3,850,000
Shares purchased in private placement ..          --             --             --          50,000
Shares issued under Secured Note .......          --             --             --         600,000
Secured Note receivable ................          --             --             --        (600,000)
Shares issued for services .............          --             --             --          58,500
Acquisition of shares from sale of oil
properties .............................          --      $    75,777)          --         (75,777)
Net (loss) for the year ended December
31, 2001 ...............................      (567,419)          --             --        (567,419)
                                           -----------    -----------    -----------   -----------
Balance December 31, 2001 ..............   $(2,727,117)   $   (75,777)   $   100,500   $ 3,870,611
                                           ===========    ===========    ===========   ===========

See accompanying notes to these consolidated financial statements.

FAN ENERGY INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2000 and 2001

                                                                                                      Cumulative from
                                                                    For the years ended               January 1, 1997
                                                                        December 31,                  (Inception) to
                                                                     2001             2000            December 31, 2001
                                                                     ----             ----            -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss) income for the period .........................  $  (567,419.00)  $   (68,366.00)  $(2,727,117.00)
   Adjustments to reconcile net
     cash used by operations:
       Loss from discontinued operation, net ...............       34,870.00        38,104.00       508,220.00
       Impairment of assets on discontinued operation ......                          --          1,557,702.00
       Loss on sale of discontinued operation ..............       91,415.00          --             91,415.00
        Depreciation .......................................       14,604.00          --             14,604.00
        Fair value of stock options issued .................         --               --            102,832.00
       Common stock issued for services ....................       58,500.00       196,453.00
        Forgiveness of payable by officer/director .........         --               --             22,000.00
Changes in assets and liabilities:
       (Increase)/decrease  in  receivable from affiliates .      (34,989.00)         --            (34,989.00)
       (Increase)/decrease  in  prepaid expenses ...........      (49,500.00)         --            (49,500.00)
       Increase/(decrease) in accounts payable .............       49,961.00        44,124.00        49,961.00
       Increase/(decrease) in payable to affiliates ........      143,018.00          --            143,018.00
                                                               -------------    -------------    -------------
Net cash (used) by operating activities ....................     (259,540.00)       13,862.00      (125,401.00)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for equipment & tenant improvements ..............     (168,402.00)         --           (168,402.00)
                                                               -------------    -------------    -------------
Net cash (used) in investing activities ....................     (168,402.00)         --           (168,402.00)
                                                               -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from exercise of common stock warrants ............         --               --            413,000.00
Proceeds from sale of common stock .........................         --            300,000.00     1,800,000.00
Cash paid for offering costs ...............................         --            (12,456.00)      (60,780.00)
Proceeds from sale of common stock under note ..............       50,000.00          --             50,000.00
                                                               -------------    -------------    -------------
Net cash (used) in financing activities ....................       50,000.00       287,544.00     2,202,220.00
                                                               -------------    -------------    -------------

Cash (used)  from discontinued operations ..................       10,886.00        54,360.00    (1,908,417.00)

Net Increase (decrease) in cash ............................     (367,056.00)      355,766.00          --
Cash at beginning of period ................................      367,056.00        11,290.00          --
                                                               -------------    -------------    -------------
Cash at end of period ......................................  $      --        $   367,056.00    $     --
                                                               =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

Issuance of common stock for equipment .....................     3,850,000
Acquisition of 25,259 treasury stock shares in sale
 of discontinued operation .................................        75,777

See accompanying notes to these consolidated financial statements.

FAN ENERGY INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years ended December 31, 2000 and 2001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the years ended December 31, 1997, 1998, 1999, 2000 and 2001 the Company paid cash for interest of $6,247, $0, $2,137, $262 and $332, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 1997, the Company:

°	issued 150,000 shares of common stock, valued at $300,000 ($2.00 per share), as partial consideration for unproved oil and gas properties.

°	issued 45,333 options to purchase common stock to officers, directors and consultants, valued at $102,832.

°	issued 16,667 shares of common stock for services, valued at $50,000 ($3.00 per share).

°	issued 12,000 warrants to purchase shares of common stock as partial consideration for finder’s fees in conjunction with the private placement sale of common stock, valued at $4,545.

        During the year ended December 31, 1998, the Company issued 14,333 shares of common stock for services, valued at $43,000 ($3.00 per share).

        During the year ended December 31, 1999, the Company issued an aggregate 13,319 shares of common stock to officers for accounts payable, valued at $44,953 ($3.30 per share); and an officer/director forgave $22,000 in accounts payable.

        On January 8, 2000 the Company issued 1,283,333 restricted shares of its common stock to four persons for plant, equipment and other assets, including specialized manufacturing equipment, manufacturing set ups, real estate leases, fixtures and related equipment and other property with an estimated fair market value of $3.8 million. Also on that date the Company issued 216,667 shares of restricted common stock to one of the persons for $650,000, of which $600,000 was paid by the purchaser’s secured promissory one, due in March 31, 2003. Three of the purchasers became directors of the Company. The purchasers represented that they had complete information about the Company and its business and properties and agreed to take the securities for investment. Certificates representing the shares bear restrictive legends and stop transfer instructions have been placed with the transfer agent. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

        On May 31, 2001 the Company issued 19,500 restricted shares to its officers and directors for services provided during the year 2000. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

        On December 1, 2001 the Company received 25,259 of its own restricted common shares at a deemed value of $75,777 from a director as part of the sale of all of its oil and gas interests to the same director.

See accompanying notes to these consolidated financial statements.

FAN ENERGY INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years ended December 31, 2001 and 2000

NOTE 1 - ORGANIZATION

        During the year 2000 Fan Energy Inc. (the “Company”) was an independent energy company engaged in the development, exploration and acquisition of oil and natural gas reserves in the western United States. Originally formed as an Idaho corporation in the early 1900s, the Company’s predecessor was not successful in the exploration of mining properties. In 1988 the predecessor was merged into a newly-formed Nevada Corporation named Eastern Star, Inc. and it was inactive thereafter, with no assets or liabilities through the end of 1996. In early 1997, the corporation was reactivated when the holder of a majority of the outstanding common stock transferred control of the inactive corporation. The transferee elected new directors and officers and caused the Company to effect a 10-into-1 reverse stock split. The name of the corporation was changed to Fan Energy Inc. in December 1997. On December 24, 2001, the Company effected another reverse stock split of one new common share for each fifteen pre-consolidated shares.

        Effective with the change in control and reactivation during 1997, the stockholders of the Company approved a plan of informal quasi reorganization. Pursuant to the plan, the Company’s accumulated deficit of $504,648, as of the date of reorganization, was eliminated and charged to additional paid-in capital as defined by Statement of Financial Accounting Standards (SFAS) No. 7 and was considered a development stage company effective January 1, 1997.

        Its principal activities have been raising capital through the sale of its securities, acquiring undivided minority interests in two oil and natural gas exploratory prospects in California for cash and common stock and one prospect in Wyoming, and commencing the drilling of exploratory and development wells on these properties. During 1999 through 2001 revenue from oil and gas production was received from two wells. On December 1, 2001 the Company agreed to sell all of its assets related to the oil and natural gas industry to an entity controlled by a director of the Company. The transaction was deemed effective December 1, 2001, and included all of the Company’s undivided interests in producing natural gas wells and adjacent acreage in California and the Company’s undivided interest in oil and gas leaseholds, geophysical exploratory data and other nominal assets. Following the transaction, the Company had no interest in any oil or natural gas assets of any nature. The buyer assumed all of the obligations of the Company to pay approximately $13,500 in outstanding liabilities relating to the oil and natural gas properties transferred and any future contingent liabilities including well closure, remediation and clean-up, and surrendered 25,259 restricted shares of the Company’s common stock owned of record and beneficially by the director to the Company. The deemed value of the shares received was $75,777 and the Company recorded a loss on the transaction of $91,415. The disinterested members of the Board of Directors of Company following an independent evaluation of the properties approved the transaction unanimously.

        The transaction concluded the Company’s involvement in the oil and gas business segment. Furthermore, the Company has no intention to become involved in the oil and gas business at any future time.

        On January 8, 2001, the Company acquired plant, equipment and other assets, including specialized manufacturing equipment, manufacturing set-ups, real estate lease, fixtures and related equipment and other property with an estimated fair value of at least $3.8 million from four independent sellers. In consideration for the acquisition of the assets, the Company issued 1,283,333 shares of its restricted common stock to the sellers. The equipment valuation was determined by a discounted cash flow of projected operating income using a maximum cost of funds of 20% per annum. This was further supported by an independent expert’s valuation opinion of the replacement value of the equipment. In determining the amount of Company’s consideration for the assets, the parties estimated the present fair market value of all such assets to be equivalent to approximately $3.00 per share issued. Also on January 8, 2000, the Company sold 216,667 shares of restricted common stock to one of the sellers for $650,000, of which $600,000 was paid by the a secured note. The assets acquired by the Company constituted plant, equipment and other physical property intended to be used in the manufacture of 3.5 inch micro floppy disks. None of the assets were previously used in such a business by the sellers.

        On December 24, 2001, the Company announced in a Form 8-K filing the share consolidation of one new common share for each fifteen pre-consolidated shares was in effect. The post reverse total is 2,349,600 issued shares of its $0.001 par value common stock and 2,324,341 outstanding shares of its common stock. All of the common authorized and issued shares were affected by the consolidation.

OPERATIONS

        The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

        The Company is in the development stage and has not realized significant revenues from its planned operations. As such, the Company, as of December 31, 2001 has incurred net operating losses since reactivation as a development stage company of $2,727,117 and does not have sufficient working capital to fund its planned operations during the next twelve months. Additional funding will be required to purchase raw materials and inventory to put its manufacturing plant into production and finance general and administrative expenses. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. In order to meet the Company’s continuing financing needs, management of the Company intends to raise working capital through the sale of common stock or other securities, or through other financing.

        The Company’s consolidated financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

        The ability of the Company to continue operations as a going concern is dependent upon its success in obtaining capital through sale of common stock or other securities and ultimately achieving profitable operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESTATEMENT OF SHARE AMOUNTS

        On December 24, 2001, the Company effected a share consolidation of one new common share for each fifteen pre-consolidated shares. All of the common authorized and issued shares were affected by the consolidation. All share amounts in this entire report are stated post reverse unless otherwise indicated. The Company has restated the prior periods to reflect this share consolidation to January 1, 1997.

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the company and its subsidiary. All intercompany accounts and transactions were eliminated.

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

        Depletion and amortization of the full-cost pool is computed using the units-of-production method based on proved reserves as determined annually by the Company and independent engineers. An additional depletion provision in the form of a valuation allowance is made if the costs incurred on oil and gas properties, or visions in reserve estimates, cause the total capitalized costs of oil and gas properties in the cost center to exceed the capitalization ceiling. The capitalization ceiling is the sum of (1) the present value of future net revenues from estimated production of proved oil and gas reserves applicable to the cost center plus (2) the lower of cost or estimated fair value of the cost center’s unproved properties less (3) applicable income tax effects. A valuation allowance of $1,557,702 was made in the year ended December 31, 2000.

REVENUE RECOGNITION

        The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from these wells. The Company has no gas balancing arrangements in place. Oil and gas sold is not significantly different from the Company’s product entitlement.

        The Company recognizes 3.5” disk revenues from its disk manufacturing operations only when it is (i) in receipt of a confirmed purchase order, an invoice has been presented for payment, or some other contractual arrangement of sale has been executed; (ii) delivery of the product has been made and accepted; (iii) the pricing of the product has been established and; (iv) any credit extended to customers is based on their credit worthiness having been previously established.

EQUIPMENT AND LEASHEOLD IMPROVEMENTS

        Equipment and Leasehold Improvements are stated at cost. A modified units of production method, that is based upon units produced subject to a certain minimum level, is used to depreciate substantially all disk manufacturing equipment. The straight line method is used for all other equipment. The estimated depreciable lives range from 3 to 10 years for machinery, equipment and fixtures.

IMPAIRMENT

        The Company has adopted SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

INCOME TAXES

        The Company has adopted the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

USE OF ESTIMATES

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The oil and gas industry is subject, by its nature, to environmental hazards and cleanup costs. At this time, management knows of no substantial costs from environmental accidents or events for which it may be currently liable. In addition, the Company’s oil and gas business segment makes it vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future. By definition, proved reserves are based on current oil and gas prices and estimated reserves. Price declines reduce the estimated quantity of proved reserves and increase annual amortization expense (which is based on proved reserves).

(LOSS) PER COMMON SHARE

        (Loss) per common share is computed based on the weighted average number of common shares outstanding during each period. Convertible equity instruments such as stock warrants and options are not considered in the calculation of net loss per share, as their inclusion would be anti-dilutive. Loss per share have been restated from those previously reported as a result of the share consolidation.

SHARE BASED COMPENSATION

        In October 1995 SFAS No. 123” Accounting for Stock-Based Compensation” was issued. This standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB No. 25 for measurement; and will, pursuant to SFAS No. 123, disclose supplementally the pro forma effects on net income and earnings per share of using the new measurement criteria..

CASH EQUIVALENTS

        For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company has cash in banks in excess of federally insured amounts.

NEW TECHNICAL PRONOUNCEMENTS

        In June 2001 the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimated useful lives of the assets while those with indefinite lives are not to be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset’s carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The Company has not determined the effect if this new standard; however, the impact is not expected to be material.

NOTE 3 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and Leasehold Improvements consist of the following:

           3.5" Disk Manufacturing Equipment         $ 3,915,722
           Computers                                      94,074
           Leasehold Improvements                          8,606
                                                      ----------
                                                       4,018,402
           Less: accumulated depreciation                 14,604
                                                      ----------
                                                      $4,003,798
                                                      ==========

        Depreciation Expense for the period ended December 31, 2001 was $14,604

NOTE 4 - INCOME TAXES

The Company owes does not provide any current or deferred income tax provision or benefit for any period presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance because of the uncertainty regarding the utilization of the net operating loss carryforwards.

At December 31, 2001, the Company had net operating losses of approximately $2,727,000. These net operating loss carryforwards expire between 2017 and 2021 unless utilized by the Company.

                                                           For the year ended
                                                        December 31, December 31,
                                                            2001         2000
                                                        -----------  -----------

         Current Federal income tax benefit              $ 722,541    $  23,244
                                                         ---------    ---------

         Deferred Federal income tax benefit             $ 529,619    $    --
                                                         ---------    ---------

         Total current and deferred income tax benefit     192,922       23,244

         Valuation allowance                              (192,922)     (23,244)
                                                         ---------    ---------
         Benefit of income taxes                         $   --       $    --
                                                         =========    =========

        Income tax expense does not differ from amounts computed by applying the U.S. Federal income tax rate of 34% except for the valuation allowance.

        Future realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 34% Federal income tax rate. The realized net operating losses expire over the next twenty years, as follows:

                        Expiration                  Amount $
                        ----------                  --------

                           2017                   $   199,000
                           2018                   $   199,000
                           2019                   $   136,000
                           2020                   $    68,000
                           2021                   $ 2,125,000
                                                  -----------
                        Total net operating
                         loss available           $ 2,727,000
                                                  ===========

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company leases approximately 5,000 square feet of industrial space in Reno, Nevada for approximately $3,300 a month. The lease is guaranteed by two directors and expires on March 31, 2002; afterwhich, it will be on a month to month basis at the same rate of about $3,300.

The Company has no other commitments or contingent liabilities.

NOTE 6 - STOCKHOLDERS' EQUITY

COMMON STOCK

In 1997, the Company completed the sale of common stock and warrants pursuant to a private placement as follows:

°	166,667 units, at a price of $3.00 per unit, consisting of 166,667 shares of common stock and warrants to purchase 166,667 shares of common stock at an exercise price of $3.00 per share before June 2, 1998. Proceeds to the Company were $500,000, before costs of the offering of $430.

°	133,333 units, at a price of $7.50 per unit, consisting of 133,333 shares of common stock and warrants to purchase 78,667 shares of common stock at an exercise price of $9.00 per share before October 31, 1998 (currently extended to March 31, 2002 at a reduced exercise price of $3.00 per share). Proceeds to the Company were $1,000,000 before costs of the offering of $52,439.

In 1997 the Company issued shares of common stock for non-cash consideration, as follows:

°	16,667 shares for services, of which 10,000 shares are to officers and directors, valued at $50,000 ($3.00 per share).

°	150,000 shares to an officer/director as partial compensation for the acquisition of oil and gas prospects, valued at $300,000 ($2.00 per share).

In 1998 the Company issued shares of common stock, as follows:

°	14,333 shares for services to officers and directors, valued at $43,000 ($3.00 per share which amount was reduced from $7.50 per share by the Board of Directors).

°	137,667 shares for $413,000 cash ($3.00 per share) for exercise of common stock warrants.

        In 1999 the Company issued 13,319 shares of common stock to officers and directors, for conversion of $44,952 in accounts payable ($3.38 per share); and an officer/director forgave the repayment of $22,000 in accounts payable due to an entity controlled by him; and two directors/officers returned an aggregate 53,333 shares of common stock to the Company for no consideration.

        In 2000, the Company completed the sale of common stock and warrants pursuant to a Prospectus as follows:

        200,000 units, at a price of $1.50 per unit, consisting of 200,000 shares of common stock and warrants to purchase 200,000 shares of common stock at an exercise price of $1.50 per share before June 20, 2003. Proceeds to the Company were $ 300,000, before costs of the offering of $ 12,456.

        Also during 2000, the Company acquired plant, equipment and other assets, including specialized manufacturing equipment, manufacturing set-ups, real estate lease, fixtures and related equipment and other property with an estimated fair value of at least $3.8 million from four independent sellers. In consideration for the acquisition of the assets, the Company issued 1,283,333 shares of its restricted common stock to the sellers. The equipment valuation was determined by a discounted cash flow of projected operating income using a maximum cost of funds of 20% per annum. This was further supported by an independent expert’s valuation opinion of the replacement value of the equipment. In determining the amount of Company’s consideration for the assets, the parties estimated the present fair market value of all such assets to be equivalent to approximately $3.00 per share issued. Also on January 8, 2000, the Company sold 216,667 shares of restricted common stock to one of the sellers for $650,000, of which $600,000 was paid by the a secured note.

WARRANTS

        In 1997, the Company issued 78,667 warrants in conjunction with a private placement.

        In 1998 the Company registered 200,000 shares of common stock for a contemplated public offering in Registration No. 333-64448 which was declared effective May 14, 1998. The offering was discontinued in late 1998 because the Company was unable to complete the sale of the minimum number of shares offered. None of the registered shares were sold. In 1999, the Company re-registered the shares with a view towards recommencement of the public offering. Due to deterioration in the market for public companies in the oil and gas business segment, the offering was again deferred before the post-effective amendment to the registration statement was made effective. During the second quarter of 2000, the Company filed a post-effective registration statement (no. 333-47699) and recommenced the offering, which included shares of common stock and common stock purchase warrants. the offering was completed December 29, 2000. and the Company sold 200,000 shares of common stock and 200,000 stock purchase warrants, each warrant exercisable to purchase one share of common stock at an exercise price of $1.50 per share. Registrant received $300,000 in gross proceeds and a net of $287,000 of offering costs. As of the date of this report, the Company has utilized most of the proceeds from the offering in connection with start up of our floppy disk business.

        At December 31, 2001 the status of outstanding warrants is as follows:

                             Shares     Exercise
            Issue Date     Exercisable   Price     Expiration Date
            ----------     -----------  --------   ---------------
        October 31, 1997      78,667     $ 3.00      March 31, 2003
        December 29, 2001    200,000     $ 1.50      June 20, 2003

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

        The status of outstanding options granted pursuant to the 1997 Plan was as follows:

                                Weighted
                                 Average              Weighted
                                Number of  Exercise  Average Fair   Exercise
                                 Shares      Price      Value         Price
                                ---------  --------  ------------   ---------
Options Outstanding -
 December 31, 1999
(60,667 exercisable)              60,667     $ 5.25      $2.70      $3.00-$7.50

Cancelled                        -14,000     $ 6.30    $5.25-$7.50
                                --------     ------    -----------
Options Outstanding -
 December 31, 2000 & 2001
(46,667 exercisable)              46,667     $ 4.80    $3.00-$5.25  $3.00-$7.50
                                ========     ======    ===========  ===========

        The weighted average remaining contractual life of options outstanding at December 31, 2001 was 5.5 years.

        The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the company’s stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share for 2000 and 2001 would have changed as follows:

                                              2001          2000
                                              ----          ----
  Net(loss) applicable to common
     stockholders-as reported             $ (567,419)   $  (68,366)
                                          ==========    ==========
  Net(loss) applicable to common
     stockholders-pro forma               $ (567,419)   $  (68,366)
                                          ==========    ==========

  (Loss) per share - as reported          $    (0.25)   $    (0.11)
                                          ==========    ===========
  (Loss) per share - pro forma            $    (0.25)   $    (0.11)
                                          ==========    ===========

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 1997 and 1998: dividend yield of 0%; expected volatility of 0%; discount rate of 5.25%; and expected life of 10 years.

        At December 31, 2000 and December 31, 2001 the number of options exercisable was 46,667 and the weighted average exercise price of these options was $4.80.

NOTE 7 - RELATED PARTY TRANSACTIONS

        At December 31, 2001, the Company owes individual directors and officers an aggregate $163,378 for unreimbursed expenses and accrued compensation.

        On May 31, 2001 the Company issued 19,500 restricted common shares to its officers and directors for services provided during the year 2000. The deemed value of the shares issued was $50,000.

        On December 1, 2001 the Company agreed to sell all of its assets related to the oil and natural gas industry to an entity controlled by a director of the Company. The transaction was deemed effective December 1, 2001, and included all of the Company’s undivided interests in producing natural gas wells and adjacent acreage in California and the Company’s undivided interest in oil and gas leaseholds, geophysical exploratory data and other nominal assets. Following the transaction, the Company had no interest in any oil or natural gas assets of any nature. The buyer assumed all of the obligations of the Company to pay approximately $13,500 in outstanding liabilities relating to the oil and natural gas properties transferred and any future contingent liabilities including well closure, remediation and clean-up, and surrendered 25,259 restricted shares of the Company’s common stock owned of record and beneficially by the director to the Company. The deemed value of the shares received was $75,777 and the Company recorded a loss on the transaction of $91,415. The transaction was approved unanimously by the disinterested members of the Board of Directors of Company following an independent evaluation of the properties.

NOTE 8 - SEGMENT REPORTING AND DISCONTINUED OPERATION

        In June 1997, SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has adopted SFAS No. 131.

        Until 2001, the Company had one reportable segment, oil and gas producing activities. The Company had concentrated its oil and gas exploration and development activities in the western United States, primarily in California and Wyoming. All activities in this segment were with industry partners.

        The Company earned revenue from its oil and gas activities of $155,660 and $207,918 for the years ended December 31, 2000 and 2001, respectively. Operating expenses were $179,153 and $247,941 for the years ended December 31, 2000 and 2001, respectively are attributable to this segment. The Company’s total assets were $261,272 at December 31, 2000. None of the Company’s assets at December 31, 2001 were attributable to the oil and gas activities as they were sold on December 1, 2001.

        During 2001, the Company had two reportable segments, the oil and gas producing activities until December 1, 2001, and floppy disk manufacturing activity at December 31, 2001. The Company’s total assets of 4,088,287 were attributable to the floppy disk manufacturing activity. Revenues during 2001 attributable to the manufacturing operation were $56,094 and operating expenses and cost of sales were $530,037.

On December 1, 2001, the Company sold all of its producing and non-producing oil and gas properties to a director of the Company. The oil and gas business segment was sold for $89,277 which resulted in a loss on the sale of $91,415. The results of the oil and gas business segment has been reflected as discontinued operation in the accompanying consolidated financial statement.

The operating results of the discontinued operation are as follows:

                                                                  Cummulative from
                                                                   January 1, 1997
                                                                    (Inception) to
                                         2001            2000      December 31, 2001
                                         ----            ----      -----------------

Net revenue                          $   91,656      $  141,049    $    400,148
(Loss) from discontinued operation,
  Net of income taxes                $ (156,285)     $  (38,104)   $ (2,157,337)

The disposition of the oil and gas operation represents the disposal of a business segment under Accounting Principles Board (“APB”) Opinion Number 30. Accordingly, results of this operation have been classified as discontinued, and prior periods have been restated, including the reallocation of fixed overhead charges.

At December 31, 2001, the Company did not have any assets related to the oil and gas business segment; however, it had liabilities for consulting expenses totaling $4,337.

NOTE 9 - FINANCIAL INSTRUMENTS

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                       FAN ENERGY INC.

Date: April 1, 2002                                                                                    By: /s/   John Shebanow
                                                                                                                               John Shebanow, President

Date: April 1, 2002                                                                                    By: /s/   Albert A. Golusin
                                                                                                                               Albert A. Golusin
                                                                                                                               Principal Accounting Officer

        In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 1, 2002                                                                                    By: /s/   George H. Fancher Jr.
                                                                                                                               George H. Fancher Jr., Director

Date: April 1, 2002                                                                                     By: /s/   John Shebanow
                                                                                                                               John Shebanow, Director

Date: April 1, 2002                                                                                     By: /s/   William E. Grafham
                                                                                                                               William E. Grafham, Director

Date: April 1, 2002                                                                                     By: /s/   Jeffrey J. Scott
                                                                                                                               Jeffrey J. Scott, Director

Date: April 1, 2002                                                                                     By: /s/   Albert Golusin
                                                                                                                               Albert Golusin, Director

Date: April 1, 2002                                                                                     By: /s/   Alex Gassiot
                                                                                                                               Alex Gassiot, Director

Date: April 1, 2002                                                                                     By: /s/   Robert Hamblen
                                                                                                                               Robert Hamblen, Director