Form 10QSB
period 2002-03-31
FAN ENERGY INC
filed 2002-05-20
CIK 1057024

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

      (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission File Number 000-31079

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
                                                  incorporation or organization)

11811 N. Tatum Blvd. # 3031
Phoenix, Arizona 85028
(Address of principal executive offices)

(602) 953-7701
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]    No  [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

                 Class                                                                                                               Outstanding at March 31, 2002
Common Stock, par value $0.001                                                                                                   2,349,600

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

FAN ENERGY INC.
CONSOLIDATED BALANCE SHEET
(A Development Stage Company)
March 31, 2002
(Unaudited)

                                     ASSETS

CURRENT ASSETS:

   Cash ......................................................      $      --
   Due from affiliates .......................................           43,239
   Prepaid expenses ..........................................           49,500
                                                                    -----------
   Total Current Assets ......................................           92,739
                                                                    -----------

OTHER ASSETS:
   Equipment & Leasehold Improvements, net ...................        4,003,176
                                                                    -----------
Total assets .................................................      $ 4,095,915
                                                                    ===========

LIABILITIES
CURRENT
   Accounts Payable ..........................................      $    78,050
   Due to affiliates .........................................          229,518
                                                                    -----------
Total current liabilities ....................................          307,568

STOCKHOLDERS’ EQUITY

Preferred stock, $.01 par value,
   5,000,000 shares authorized, none issued
Common stock, $.001 par value, 6,333,334
   shares authorized, 2,349,600 issued and
   outstanding ...............................................            2,150
Additional paid-in capital ...................................        6,570,855
Additional paid-in capital stock options .....................          100,500
Treasury stock ...............................................          (75,777)
(Deficit) accumulated during the development stage ...........       (2,809,381)
                                                                    -----------

Total stockholders' equity ...................................        3,788,347
                                                                    -----------

Total liabilities and stockholders' equity ...................      $ 4,095,915
                                                                    ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FAN ENERGY INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                                     Cumulative from
                                                            Three months ended       Jan. 1, 1997 to
                                                        March 31,      March 31,         March 31,
                                                          2002           2001              2002
                                                        --------       --------      ---------------
Revenues
   Floppy disk sales ..............................   $         0    $         0    $    56,094
                                                      -----------    -----------    -----------
Total revenue .....................................             0              0         56,094
                                                      -----------    -----------    -----------

Cost of Sales
   Cost of floppy disk sales ......................             0              0         52,265
                                                      -----------    -----------    -----------
Total cost of sales ...............................             0              0         52,265
                                                      -----------    -----------    -----------
Gross profit ......................................             0              0          3,829
                                                      -----------    -----------    -----------

Operating Expenses
   General and administrative .....................        89,892        152,743        673,060
   Depreciation ...................................           622          2,515         15,226
                                                      -----------    -----------    -----------
Total operating expenses ..........................        90,514        155,258        688,286
                                                      -----------    -----------    -----------

Other Income and Expense
   Interest income ................................         8,250              0         41,391
   Interest expense ...............................             0              0         (8,978)
                                                      -----------    -----------    -----------
Total non-operating income ........................         8,250              0         32,413
                                                      -----------    -----------    -----------

(Loss) from continuing operations .................       (82,264)      (155,258)      (652,044)

Discontinued Operation
   (Loss) income from discontinued
       operation, net .............................             0         11,893       (508,220)

   (Loss) from impairment of asset
       on discontinued operation ..................             0              0     (1,557,702)

  (Loss) on disposal of discontinued
       operation, net .............................             0              0        (91,415)
                                                      -----------    -----------    -----------
Net (loss) ........................................   $   (82,264)   $  (143,365)   $(2,809,381)
                                                      ===========    ===========    ===========

(LOSS) INCOME PER SHARE

   (Loss) per share from continuing operation .....          (.04)          (.07)

   (Loss) per share from discontinued operation ...          (.00)          (.01)

   (Loss) per share ...............................          (.04)          (.06)

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and Diluted ...............................     2,349,600      2,213,433
                                                      ===========    ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FAN ENERGY INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

                                                                          Common Stock            Additional
                                                                      ---------------------        Paid-In
                                                                      Shares          Amount       Capital
                                                                      ------          ------       --------

Balance at December 31, 2000 ..................................       830,099    $     8,301    $ 2,606,204
  Shares issued for media production ..........................     1,283,333         12,833      3,837,167
    Equipment
  Shares purchased in private placement .......................        16,667             17         49,983
  Shares issued under Note secured by .........................       200,000            200        599,800
    Note receivable ...........................................             0           (200)      (599,800)
  Net (Loss) for the three months ended
    March 31, 2001 ............................................             0              0              0
                                                                  -----------    -----------    -----------
Balance at March 31, 2001 .....................................     2,330,099    $    21,151    $ 6,493,354
                                                                  ===========    ===========    ===========

Balance at December 31, 2001 ..................................     2,349,600    $     2,150    $ 6,570,855
  Net (Loss) for the three months ended
    March 31, 2002 ............................................             0              0              0
                                                                  -----------    -----------    -----------
Balance at March 31, 2002 .....................................     2,349,600    $     2,150    $ 6,570,855
                                                                  ===========    ===========    ===========

                                                                   (Deficit)
                                                                  Accumulated
                                                                     During
                                                                  Development     Treasury          Stock
                                                                      Stage        Stock           Options       Total
                                                                  -----------     --------         -------       -----

Balance at December 31, 2000 ..................................   $(2,159,698)   $         0    $   100,500    $   555,307
  Shares issued for media production ..........................             0              0              0      3,850,000
    Equipment
  Shares purchased in private placement .......................             0              0              0         50,000
  Shares issued under Note secured by .........................             0              0              0        600,000
    Note receivable ...........................................             0              0              0       (600,000)
  Net (Loss) for the three months ended
    March 31, 2001 ............................................      (143,365)             0              0       (143,365)
                                                                  -----------    -----------    -----------    -----------
Balance at March 31, 2001 .....................................   $(2,303,063)   $         0    $   100,500    $ 4,311,942)
                                                                  ===========    ===========    ===========    ===========

 Balance at December 31, 2001 .................................   $(2,727,117)   $   (75,777)   $   100,500    $ 3,870,611
    Net (Loss) for the three months ended
       March 31, 2002 .........................................       (82,264)             0              0        (82,264)
                                                                  -----------    -----------    -----------    -----------
Balance at March 31, 2002 .....................................   $(2,809,381)   $   (75,777)   $   100,500    $ 3,788,347
                                                                  ===========    ===========    ===========    ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FAN ENERGY INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

                                                                     Three months ended     Cumulative from
                                                                          March 31,          Jan. 1, 1997
                                                                     -------------------     (Inception) to
                                                                     2002          2001      March 31, 2002
                                                                     ----          ----     ---------------
OPERATING ACTIVITIES
  Net (loss) income for the period .........................   $   (82,264)   $  (143,365)   $(2,809,381)
   Adjustments to reconcile net
   cash used by operations:
      (Income) loss from discontinued operation, net .......             0        (11,893)       508,220
       Impairment of assets on discontinued operation ......             0              0      1,557,702
       Loss on sale of discontinued operation ..............             0              0         91,415
       Depreciation ........................................           622          2,515         15,226
       Common stock issued for services ....................             0              0        196,453
       Fair value of options granted .......................             0              0        102,832
       Forgiveness if payable by officer/director ..........             0              0         22,000
 Changes in assets and liabilities
       (Increase) decrease in receivable from affiliates ...        (8,250)             0        (43,239)
       (Increase) decrease in inventory ....................             0        (52,000)             0
       (Increase) decrease in prepaid expenses .............             0        (56,500)       (49,500)
       Increase (decrease) in accounts payable .............        23,752         82,197         78,050
       Increase (decrease) in payable to affiliates ........        66,140              0        204,821
                                                               -----------    -----------    -----------
       Cash (used) by operating activities .................             0       (179,046)      (125,401)

FINANCING ACTIVITIES
  Proceeds from exercise of stock warrants .................             0              0        413,000
  Proceeds from sale of common stock .......................             0              0      1,800,000
  Cash paid for offering costs .............................             0              0        (60,780)
  Proceeds from sale of stock under note ...................             0         50,000         50,000
                                                               -----------    -----------    -----------
       Cash provided from financing activities .............             0         50,000      2,202,220

INVESTING ACTIVITIES

   Cash paid for equipment & improvements ..................             0       (132,051)      (168,402)
                                                               -----------    -----------    -----------
      Net cash (used) in investing activities ..............             0       (132,051)      (168,402)

Cash provided (used) from discontinued operations ..........             0         27,370     (1,908,417)

FAN ENERGY INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW-continued
(Unaudited)

                                                                Three months ended     Cumulative from
                                                                    March 31,            Jan. 1, 1997
                                                                ------------------      (Inception) to
                                                                 2002         2001      March 31, 2002
                                                                 ----         ----     ---------------

Net Increase (decrease) in cash ............................            0     (233,727)            0
Cash at beginning of period ................................            0      367,056             0
                                                               ----------    ---------    ----------
Cash at end of period ......................................   $        0    $ 133,329    $        0
                                                               ==========    =========    ==========

Interest expense ...........................................   $        0    $       0    $    8,978
                                                               ==========    =========    ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for equipment .....................   $        0    $       0    $3,850,000
                                                               ==========    =========    ==========

Acquisition of 25,269 common shares of .....................   $        0    $       0    $   75,777
                                                               ==========    =========    ==========
  Treasury stock in sale of discontinued operations

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

FAN ENERGY INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED AND
THREE MONTHS ENDED MARCH 31, 2002 and 2001

The unaudited consolidated financial statements included herein were prepared from the records of the Company and its subsidies after elimination of intercompany accounts and transactions in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001. The current interim period reported herein should be read in conjunction with the Company’s Form 10-KSB subject to independent audit at the end of the year.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The stockholders’ equity for the period ended March 31, 2001 has been restated from that previously reports to reflect the 1 for 15 stock rollback.

Equipment

On January 8, 2001, the Company acquired plant, equipment and other assets, including specialized manufacturing equipment, manufacturing set-ups, real estate lease, fixtures and related equipment and other property with an estimated fair value of at least $3.8 million. In consideration for the acquisition of the assets, the Company issued 1,283,334 shares of its restricted common stock to the sellers. In determining the amount of the Company’s consideration for the assets, the parties estimated the present fair market value of all such assets to be equivalent to approximately $3.00 per share issued.

Depreciation Method for Media Production Equipment

The method of computing depreciation on its disk media production equipment on a unit of production method in order to match the depreciated cost of the asset to the revenue produced by it.

The Company depreciates its leasehold improvements over the remaining life of the lease. The lease expired on March 31, 2002. Office computers are depreciated on a straight-line basis over five years.

Subsequent Events

On May 3, 2002, a change of control of Registrant occurred. On that date Registrant closed the Asset Purchase Agreement with Project 1000, Inc., a Nevada corporation, pursuant to which Registrant acquired the seller’s proprietary technology, consisting of a set of methodologies designed to work together to thwart illegal copying or ripping of optical and certain related assets. As consideration for the acquisition of the assets, Registrant issued 2,547,771 restricted shares of Registrant’s $0.001 par value common stock to seller. Project 1000, Inc. is a wholly-owned subsidiary of SunnComm, Inc., a publicly-owned and traded corporation. The shares of Registrant’s common stock issued to Project 1000, Inc. equal approximately 52% of Registrant’s issued and outstanding common stock following the transaction.

None of the assets acquired by Registrant constituted plant, equipment or other physical property, as the assets acquired consisted solely of proprietary intellectual property and related intangible assets. Registrant intends to commercialize the intellectual property acquired by licensing certain rights to third parties and by including certain aspects of the technology with products which Registrant may market in the future.

In addition, on May 3, 2002, two persons who were also officers and directors of Registrant entered into a Voting Agreement with Project 1000, Inc. Under the Voting Agreement, each of the two individuals and Project 1000, Inc. agreed that all 3,201,105 shares of Registrant’s common stock owned by the three parties, which total approximately 65% of Registrant’s outstanding common stock, would vote all of the shares in concert with, and at the direction of, Project 1000, Inc.

At the closing of the Asset Purchase Agreement, Registrant accepted the resignation of one of its directors and agreed to add three persons designated by Project 1000, Inc., to Registrant’s Board of Directors.

On May 7, 2002, Registrant and SunnComm,Inc. jointly announced that they reached an agreement whereby the companies will be merged subject to the approval of the majority of the shareholders of both companies. Both companies intend to solicit such approval of the shareholders as soon as practical. SunnComm,Inc. will be the acquirer for accounting purposes.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Plan of Operations

In the following discussion we are providing an analysis of our financial condition and the Plan of Operation during the next quarter and the balance of the fiscal year. This discussion should be read in conjunction with our financial statements and the notes thereto. Certain matters discussed below are based on potential future circumstances and developments, which we anticipate or expect, but which cannot be assured. Such forward-looking statements include, but are not limited to, our plans to conduct manufacturing operations, trends in the results of our operations, operating expenses and our anticipated capital requirements and capital resources. The actual results, which we achieve in our operations, could differ materially from the matters discussed in the forward-looking statements.

During December 2001, the Company entered into an Investment Banking Agreement with West America Securities of Westlake Village, California (WUSA) to raise up to $1,000,000 on a best efforts basis. The company issued an option to acquire 6,667 shares of common stock at $7.50 per share. Also during December 2001, the Company prepared a Form 15c211 to be filed by West America Securities on behalf of the Company with the NASD. On April 25, 2002, the Company received a trading symbol (FNEY) and began trading on May 14, 2002 on the OTC Bulletin Board.

On May 3, 2002, a change of control of Registrant occurred. On that date Registrant closed the Asset Purchase Agreement with Project 1000, Inc., a Nevada corporation, pursuant to which Registrant acquired the seller’s proprietary technology, consisting of a set of methodologies designed to work together to thwart illegal copying or ripping of optical media and certain related assets. As consideration for the acquisition of the assets, Registrant issued 2,547,771 restricted shares of Registrant’s $0.001 par value common stock to seller. Project 1000, Inc. is a wholly-owned subsidiary of SunnComm, Inc., a publicly-owned and traded corporation. The shares of Registrant’s common stock issued to Project 1000, Inc. equal approximately 52% of Registrant’s issued and outstanding common stock following the transaction.

None of the assets acquired by Registrant constituted plant, equipment or other physical property, as the assets acquired consisted solely of proprietary intellectual property and related intangible assets. Registrant intends to commercialize the intellectual property acquired by licensing certain rights to third parties and by including certain aspects of the technology with products which Registrant may market in the future.

In addition, on May 3, 2002, two persons who were also officers and directors of Registrant entered into a Voting Agreement with Project 1000, Inc. Under the Voting Agreement, each of the two individuals and Project 1000, Inc. agreed that all 3,201,105 shares of Registrant’s common stock owned by the three parties, which total approximately 65% of Registrant’s outstanding common stock, would vote all of the shares in concert with, and at the direction of, Project 1000, Inc.

At the closing of the Asset Purchase Agreement, Registrant accepted the resignation of one of its directors and agreed to add three persons designated by Project 1000, Inc., to Registrant’s Board of Directors.

On May 7, 2002, Registrant and SunnComm,Inc. jointly announced that they reached an agreement whereby the companies will be merged subject to the approval of the majority of the shareholders of both companies. Both companies intend to solicit such approval of the shareholders as soon as practical. SunnComm,Inc. will be the acquirer for accounting purposes.

Management determined that the disc production facility would be more profitable remaining in Reno, Nevada rather than in Phoenix, Arizona; therefore, it was decided to continue the operation in its current location. When operational, the plant can produce 6 million floppy disks per month. As part of the merger, SunnComm has committed to use at least 50% of the plant’s capacity over the next two years. SunnComm plans to develop an experimental CD and DVD manufacturing facility to integrate future optical media security and enhancement technologies.

Management is currently seeking accounting and legal counsel pertaining to the requirements and necessary steps involved in order to complete the planned merger.

PART II    Other Information

Item 1.    Legal Proceedings
      None

Item 2.    Changes in Securities
      None

Item 3.    Defaults Upon Senior Securities
      None

Item 4.    Submission of Matters to a Vote of Security Holders
      None

Item 5.    Other Information
      None

Item 6.    Exhibits and Reports on Form 8-K

A Form 8-K filed on May 7, 2002, reported in Items 1, 2 and 5, on a change in control of the registrant through an acquisition and the addition of three new board members.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAN ENERGY INC.

Signatures                                                                 Title                                                                          Date

/s/ John J. Shebanow                                          Chief Executive Officer
John J. Shebanow                                               Principal Executive Officer                                 May 15, 2002

/s/ Albert A. Golusin                                          Chief Financial Officer
Albert A. Golusin                                               Principal Financial Officer                                  May 15, 2002