Form 10QSB
period 2002-06-30
FAN ENERGY INC
filed 2002-08-19
CIK 1057024

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


                        Commission file number 333-47699


                                 FAN ENERGY INC.
             (Exact name of registrant as specified in its charter)


            Nevada                                               77-0140428
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                           668 N. 44th St., Suite 248
                             Phoenix, Arizona 85008
               (Address of principal executive offices (zip code)


                                 (602) 267-7500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                    Outstanding at June 30, 2002
           -----                                    ----------------------------
Common Stock, par value $0.001                                44,955,730

================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

                                 FAN ENERGY INC.
                           CONSOLIDATED BALANCE SHEET
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2002
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
   Cash                                                             $         0
   Receivables-trade                                                      2,430
   Inventory & supplies                                                  32,000
                                                                    -----------
   Total Current Assets                                                  34,430
                                                                    -----------
OTHER ASSETS:
   Equipment & Leasehold Improvements, net                            4,002,553
   Intellectual property                                                674,629
                                                                    -----------

Total assets                                                        $ 4,711,612
                                                                    ===========
LIABILITIES
CURRENT
   Accounts Payable                                                 $    44,040
   Due to related party                                                 103,810
                                                                    -----------
                                                                        147,850
STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value,
   5,000,000 shares authorized, none issued
Common stock, $.001 par value, 59,256,573
   shares authorized, 44,955,730 issued and
   outstanding                                                           44,955
Additional paid-in capital                                            7,312,929
(Deficit) accumulated during the development stage                   (2,894,622)
Additional paid-in capital stock options                                100,500
                                                                    -----------

Total stockholders' equity                                            4,563,762
                                                                    -----------

Total liabilities and stockholders' equity                          $ 4,711,612
                                                                    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 FAN ENERGY INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        FOR THE 6 MONTHS ENDED           FOR THE 3 MONTHS ENDED        CUMULATIVE FROM
                                    ------------------------------   ------------------------------    JAN. 1, 1997 TO
                                    JUNE 30, 2002    JUNE 30, 2001   JUNE 30, 2002    JUNE 30, 2001     JUNE 30, 2002
                                    -------------    -------------   -------------    -------------     -------------
Revenues
  Floppy disk sales                  $         0      $         0     $         0      $         0       $    56,094
  Cost of floppy disk sales                    0                0               0                0            52,265
                                     -----------      -----------     -----------      -----------       -----------
Gross profit                                   0                0               0                0             3,829
                                     -----------      -----------     -----------      -----------       -----------
Operating Expenses
  General and administrative             181,295          310,129          91,403          157,386           764,463
  Depreciation                             1,244            5,030             622            2,515            15,848
                                     -----------      -----------     -----------      -----------       -----------
   Total operating expenses              182,539          315,159          92,025          159,901           780,311
                                     -----------      -----------     -----------      -----------       -----------
Other Income and Expense
  Interest income                         15,125           16,641           6,875           16,641            48,266
  Interest expense                           (91)             (78)            (91)             (78)           (9,069)
                                     -----------      -----------     -----------      -----------       -----------
Total non-operating income                15,034           16,563           6,784           16,563            39,197
                                     -----------      -----------     -----------      -----------       -----------

(Loss) from continuing operations       (167,505)        (298,596)        (85,241)        (143,338)         (737,285)

Discontinued Operation

(Loss) income from discontinued
  operation, net                               0           (3,576)              0          (15,469)         (508,220)

(Loss) from impairment of asset
  on discontinued operation                    0                0               0                0        (1,557,702)

(Loss) on disposal of discontinued             0                0               0                0           (91,415)
  operation, net
                                     -----------      -----------     -----------      -----------       -----------
Net (loss)                           $  (167,505)     $  (302,171)    $   (85,241)     $  (158,806)      $(2,894,622)
                                     ===========      ===========     ===========      ===========       ===========

                                 FAN ENERGY INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           FOR THE 6 MONTHS ENDED           FOR THE 3 MONTHS ENDED        CUMULATIVE FROM
                                       ------------------------------   ------------------------------    JAN. 1, 1997 TO
                                       JUNE 30, 2002    JUNE 30, 2001   JUNE 30, 2002    JUNE 30, 2001     JUNE 30, 2002
                                       -------------    -------------   -------------    -------------     -------------
NET (LOSS) PER SHARE:
(Loss) per share from continuing
  operations                            $     (0.01)     $     (0.01)    $     (0.00)     $     (0.00)
                                        ===========      ===========     ===========      ===========
(Loss) per share from discontinued
  operations                            $      0.00      $      0.00     $      0.00      $      0.00
                                        ===========      ===========     ===========      ===========
 Net (Loss) per share                   $     (0.01)     $     (0.01)    $     (0.00)     $     (0.01)
                                        ===========      ===========     ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and Diluted                      29,660,049       21,288,581      29,541,535       21,863,262
                                        ===========      ===========     ===========      ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 FAN ENERGY INC.
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                   (Deficit)
                                                                                                  Accumulated
                                                            Common Stock           Additional       During
                                                     --------------------------      Paid-In      Development
                                                        Shares         Amount        Capital         Stage
                                                     -----------    -----------    -----------    -----------
Balance at December 31, 2000                           7,766,665    $     7,767    $ 2,606,738    $(2,159,698)
  Shares issued for Media Production Equipment        12,007,252         12,007      3,837,993
  Shares purchased in private placement                  155,938            156         49,844
  Shares issued under Note                             1,871,260          1,871        598,129

  Secured note receivable                                                (1,871)      (598,129)
  Net loss for the quarter ended March 31, 2001                                                      (143,365)
                                                     -----------    -----------    -----------    -----------
Balance at March 31, 2001                             21,801,115         19,930      6,494,575     (2,303,063)
  Shares issued for services                             182,448            182         58,318
  Net loss for the quarter ended June 30, 2001                                                       (158,806)
                                                     -----------    -----------    -----------    -----------
Balance at June 30, 2001                              21,983,562    $    20,112    $ 6,552,893    $(2,461,869)
                                                     ===========    ===========    ===========    ===========

Balance at December 31, 2001                          21,983,562    $    20,112    $ 6,552,893    $(2,727,117)
  Net loss for the quarter ended March 31, 2002                                                       (82,264)
                                                     -----------    -----------    -----------    -----------
Balance at March 31, 2002                             21,983,562         20,112      6,552,893     (2,809,381)
Shares issued for services                             1,292,227          1,292        206,536
Shares issued for expenses                               106,119            106         28,207
Shares issued for intellectual property               23,837,710         23,838        650,791
Cancellation of shares issued under secured note      (1,871,260)             0              0
Acquisition of treasury shares for interest under              0              0              0
  Cancelled secured note
Cancellation of treasury shares                         (392,628)          (393)      (125,498)
  Net (Loss) for the quarter ended June 30, 2002                                                      (85,241)
                                                     -----------    -----------    -----------    -----------
Balance at June 30, 2002                              44,955,730    $    44,955    $ 7,312,929    $(2,894,622)
                                                     ===========    ===========    ===========    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 FAN ENERGY INC.
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                     Additional
                                                                      Paid-in
                                                       Treasury       Capital
                                                        Shares     Stock Options      Total
                                                     -----------   -------------   -----------
Balance at December 31, 2000                         $         0    $   100,500    $   555,307
  Shares issued for Media Production Equipment                 0              0      3,850,000
  Shares purchased in private placement                        0              0         50,000
  Shares issued under Note                                     0              0        600,000
  Secured note receivable                                      0              0       (600,000)
  Net loss for the quarter ended March 31, 2001                0              0       (143,365)
                                                     -----------    -----------    -----------
Balance at March 31, 2001                                      0        100,500      4,311,942
  Shares issued for services                                                            58,500
  Net loss for the quarter ended June 30, 2001                 0              0       (158,806)
                                                     -----------    -----------    -----------
Balance at June 30, 2001                             $         0    $   100,500    $ 4,211,636
                                                     ===========    ===========    ===========


Balance at December 31, 2001                         $   (75,777)   $   100,500    $ 3,870,611
  Net loss for the quarter ended March 31, 2002                                        (82,264)
                                                     -----------    -----------    -----------
Balance at March 31, 2002                                (75,777)       100,500      3,788,347
Shares issued for services                                     0              0        207,828
Shares issued for expenses                                     0              0         28,313
Shares issued for intellectual property                        0              0        674,629
Cancellation of shares issued under secured note                                             0
Acquisition of treasury shares for interest under
  Cancelled secured note                                 (50,114)             0        (50,114)
Cancellation of treasury shares                          125,891              0              0
  Net (Loss) for the quarter ended June 30, 2002                                       (85,241)
                                                     -----------    -----------    -----------
Balance at June 30, 2002                             $         0    $   100,500    $ 4,563,762
                                                     ===========    ===========    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 FAN ENERGY INC.
                          (A DEVLOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                       FOR THE SIX MONTHS           FOR THE THREE MONTHS      CUMULATIVE FROM
                                                         ENDED JUNE 30,                ENDED JUNE 30,         JANUARY 1, 1997
                                                   --------------------------    --------------------------   (INCEPTION) TO
                                                       2002           2001           2002           2001       JUNE 30, 2002
                                                   -----------    -----------    -----------    -----------    -------------
OPERATING ACTIVITIES

Net (loss) income for the period                   $  (167,505)   $  (302,171)   $   (85,241)   $  (158,806)    $(2,894,622)
  Adjustments to reconcile net
  cash used by operations:
  (Income) loss from discontinued operation,net              0          3,576              0         15,469         508,220
  Impairment of assets on discontinued operation             0              0              0              0       1,557,702
  Loss on sale of discontinued operation                     0              0              0              0          91,415
    Depreciation                                         1,245         (5,030)           623          2,515          15,849
    Common stock issued for services & payables        236,141         58,500        236,141         58,500         432,594
    Treasury shares received from affilate             (50,114)             0        (50,114)             0         (50,114)
    Fair value of options granted                            0              0              0              0         102,832
    Forgiveness of payables by officer/director              0              0              0              0          22,000

Changes in assets and liabilities
  (Increase) in receivable from affilates               34,989        (73,162)        43,239        (55,680)              0
  (Increase) decrease in accounts receivable            (2,430)        (7,136)        (2,430)        14,456          (2,430)
  (Increase) decrease in inventory                           0        (52,000)             0              0               0
  (Increase) decrease in prepaid expenses               17,500        (49,500)        17,500          7,000         (32,000)
  Increase (decrease) in accounts payable              (10,258)       131,363        (34,010)        67,210          44,040
  Increase (decrease) in payable to affiliates         (59,568)             0       (125,708)             0          79,113
                                                   -----------    -----------    -----------    -----------     -----------
    Cash (used) by operating activities                      0       (295,561)             0        (49,336)       (125,401)

FINANCING ACTIVITIES

  Proceeds from exercise of stock warrants                   0              0              0              0         413,000
  Proceeds from sale of common stock                         0              0              0              0       1,800,000
  Cash paid for offering costs                               0              0              0              0         (60,780)
  Proceeds from sale of stock under note                     0         50,000              0              0          50,000
                                                   -----------    -----------    -----------    -----------     -----------
    Cash provided from financing activities                  0         50,000             --              0       2,202,220

                                 FAN ENERGY INC.
                          (A DEVLOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED
                                   (UNAUDITED)

                                                       FOR THE SIX MONTHS           FOR THE THREE MONTHS      CUMULATIVE FROM
                                                         ENDED JUNE 30,                ENDED JUNE 30,         JANUARY 1, 1997
                                                   --------------------------    --------------------------   (INCEPTION) TO
                                                       2002           2001           2002           2001       JUNE 30, 2002
                                                   -----------    -----------    -----------    -----------    -------------
INVESTING ACTIVITIES
  Cash paid for equipment & improvements                     0       (153,452)             0        (21,401)       (168,402)
                                                   -----------    -----------    -----------    -----------     -----------
  Cash used in investment activities                         0       (153,452)             0              0        (168,402)
  Cash provided (used) from discontinued
    operations                                               0         36,749              0           (681)     (1,908,417)

Increase in cash                                             0       (362,264)             0        (71,418)              0
Cash at beginning of period                                  0        367,056              0         76,211               0
                                                   -----------    -----------    -----------    -----------     -----------
Cash at end of period                              $         0    $     4,793    $         0    $     4,793     $         0
                                                   ===========    ===========    ===========    ===========     ===========
Interest expense                                   $        91    $        78    $        91    $        78     $     8,978
                                                   ===========    ===========    ===========    ===========     ===========

                                 FAN ENERGY INC.
                          (A DEVLOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF CASH FLOW-CONTINUED
                                   (UNAUDITED)

                                                           FOR THE SIX MONTHS           FOR THE THREE MONTHS      CUMULATIVE FROM
                                                             ENDED JUNE 30,                ENDED JUNE 30,         JANUARY 1, 1997
                                                       --------------------------    --------------------------   (INCEPTION) TO
                                                           2002           2001           2002           2001       JUNE 30, 2002
                                                       -----------    -----------    -----------    -----------    -------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Issuance of common stock for equipment                 $        0      $        0     $        0     $        0      $3,850,000
Issuance of common stock for intellectual property     $  674,629               0              0              0      $  674,629
Acquisition of 236,331 treasury stock shares in sale   $        0               0              0              0      $   75,777
  of discontinued operations
Acquisition of 156,297 treasury stock shares in sale   $   50,114               0              0              0      $   50,114
  of interest receivable from affiliate
Cancellation of 392,628 treasury shares                $  125,891               0              0              0      $  125,891

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 FAN ENERGY INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE QUARTERS ENDED AND
                     SIX MONTHS ENDED JUNE 30, 2002 and 2001

The unaudited consolidated financial statements included herein were prepared from the records of the Company and its subsidies after elimination of inter-company accounts and transactions in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The stockholders' equity for the period ended June 30, 2001 has been restated from that previously reported to reflect the 1 for 15 stock rollback which was effective December 21, 2001 and the stock forward split of 9.3563 for 1 which was effective June 28, 2002.

EQUIPMENT

On January 8, 2001, the Company acquired plant, equipment and other assets, including specialized manufacturing equipment, manufacturing set-ups, real estate lease, fixtures and related equipment and other property with an estimated fair value of approximately $4.0 million. In consideration for the acquisition of the assets, the Company issued 12,007,258 shares of its restricted common stock to the sellers. In determining the amount of the Company's consideration for the assets, the parties estimated the present fair market value of all such assets to be equivalent to approximately $.32 per share issued.

On May 3, 2002, the equipment and other assets were revalued at the original estimated fair value of approximately $.32 per share. The equipment is currently idle in a storage facility awaiting to be put to productive use.

DEPRECIATION METHOD FOR MEDIA PRODUCTION EQUIPMENT

The method of computing depreciation on its disk media production equipment is on a unit of production method in order to match the depreciated cost of the asset to the revenue produced by it. The real estate lease expired on March 31, 2002 and all leasehold improvements were fully depreciated at that time.

Upon completion of the Digital Content Cloaking Technology(TM), the company will amortize its capitalized development costs over the estimated useful life of the asset.

Office computers are depreciated on a straight-line basis over five years.

INTELLECTUAL PROPERTY

On May 3, 2002, a change of control of Registrant occurred. On that date Registrant closed the Asset Purchase Agreement with Project 1000, Inc., a Nevada corporation, ("P1"), pursuant to which Registrant acquired the seller's "Digital Content Cloaking Technology(TM)", known as MediaCloQ(TM) or MediaMaker(TM), ("Technology"), consisting of a set of methodologies designed to work together to thwart illegal copying or ripping of optical and certain related assets. The Technology includes, but is not limited to all commercial and non-commercial applications, all present and future versions and all documentation, intellectual and other property rights and derivatives thereof that is required to the development of current and future versions.

The Technology was capitalized by the Registrant at the cost-basis of P1. The Registrant accounts for research and development costs in accordance with several accounting pronouncements, including SFAS 2, Accounting for Research and Development Costs, and SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established. The Registrant believes that technological feasibility for its Technology was reached through a test marketing program of P1 which indicated that the product had substantive commerciality.

As consideration for the acquisition of the assets, Registrant issued 23,837,710 restricted shares of Registrant's $0.001 par value common stock to seller. Project 1000, Inc. is a wholly-owned subsidiary of SunnComm, Inc., a publicly-owned and traded corporation. The shares of Registrant's common stock issued to Project 1000, Inc. equal approximately 52% of Registrant's issued and outstanding common stock following the transaction

None of the assets acquired by Registrant constituted plant, equipment or other physical property, as the assets acquired consisted solely of proprietary intellectual property and related intangible assets. Registrant intends to commercialize the intellectual property acquired by licensing certain rights to third parties and by including certain aspects of the technology with products which Registrant may market in the future.

RELATED PARTY TRANSACTIONS

During the second quarter of 2002, the board of directors approved the issuance of 1,000,732 restricted shares to two directors at a deemed value of $168,995 or approximately $.17 per share, which comprised $10,514 of un-reimbursed expenses and $158,481 for accounting and management services rendered.

The board of directors also approved the cancellation of a note for $600,000 from a company controlled by one of the Registrant's directors. The director's company paid the Registrant $50,114 of accrued interest on the note with 156,297 restricted shares of the Registrant's stock which it had owned. It also returned 1,871,260 restricted shares to the Registrant which had been used to collateralize payment on the note. The Registrant cancelled all of the shares from treasury that it had received.

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

On May 3, 2002, a change of control of Registrant occurred. On that date Registrant closed the Asset Purchase Agreement with Project 1000, Inc., a Nevada corporation, ("P1"), pursuant to which Registrant acquired the seller's "Digital Content Cloaking Technology(TM)", known as MediaCloQ(TM) or MediaMaker(TM), ("Technology"), consisting of a set of methodologies designed to work together to thwart illegal copying or ripping of optical and certain related assets. The Technology includes, but is not limited to all commercial and non-commercial applications, all present and future versions and all documentation, intellectual and other property rights and derivatives thereof that is required to the development of current and future versions.

As consideration for the acquisition of the assets, Registrant issued 23,837,710 restricted shares of Registrant's $0.001 par value common stock to seller. Project 1000, Inc. is a wholly-owned subsidiary of SunnComm, Inc., a publicly-owned and traded corporation. The shares of Registrant's common stock issued to Project 1000, Inc. equal approximately 52% of Registrant's issued and outstanding common stock following the transaction

None of the assets acquired by Registrant constituted plant, equipment or other physical property, as the assets acquired consisted solely of proprietary intellectual property and related intangible assets. Registrant intends to commercialize the intellectual property acquired by licensing certain rights to third parties and by including certain aspects of the technology with products which Registrant may market in the future.

In addition, on May 3, 2002, two persons who were also officers and directors of Registrant entered into a Voting Agreement with Project 1000, Inc. Under the Voting Agreement, each of the two individuals and Project 1000, Inc. agreed that all 29,950,499 shares of Registrant's common stock owned by the three parties, which total approximately 65% of Registrant's outstanding common stock, would vote all of the shares in concert with, and at the direction of, Project 1000, Inc. This Agreement shall be in full force and effect until the concluding at the close of business on the effective date of a contemplated acquisition and or merger agreement between Fan Energy,Inc. and SunnComm, Inc., a Nevada corporation that currently trades on the OTC Pink Sheets under the symbol SUNX (the "Term").

At the closing of the Asset Purchase Agreement, Registrant accepted the resignation of one of its directors and agreed to add three persons designated by Project 1000, Inc., to Registrant's Board of Directors.

On May 7, 2002, Registrant and SunnComm,Inc. jointly announced that they reached an agreement whereby the companies will be merged subject to the approval of the majority of the shareholders of both companies. On June 26, 2002 a majority of the shareholders of SunnComm,Inc. approved the merger. SunnComm,Inc. will be the acquirer for accounting purposes and is in the process of preparing for a registration statement of Fan Energy Inc. The shareholders of Fan Energy Inc. will vote on the merger when the registration statement for Fan Energy Inc. is completed. Management is currently seeking accounting and legal counsel pertaining to the requirements and necessary steps involved in order to complete the planned merger.

Upon completion of the merger, Fan Energy plans to raise capital to facilitate the marketing of its Technology and other technologies which it will acquire from SunnComm,Inc.

During the second quarter of 2002, the board of directors approved the issuance of 1,398,346 restricted shares at a deemed value of $236,141 or approximately $.17 per share, for $28,313 of un-reimbursed expenses and $207,828 for accounting and management services rendered.

The board of directors also approved the cancellation of a note for $600,000 from a company controlled by one of the Registrant's directors. The director's company paid the Registrant $50,114 of accrued interest on the note with 156,297 restricted shares of the Registrant's stock which it had owned. It also returned 1,871,260 restricted shares to the Registrant which had been used to collateralize payment on the note. The Registrant cancelled all of the shares from treasury that it had received.

On June 15, 2002 the board of directors appointed Peter Jacobs as the Chairman and C.E.O, William Whitmore as the President and Albert Golusin as the Chief Financial Officer, Treasurer and Secretary. Mr. Jacobs and Mr. Whitmore are the sole directors of SunnComm,Inc.

During the second quarter the directors approved and effected a forward stock split of 9.3563 for one common share to facilitate the planned merger with SunnComm,Inc.

During December 2001, the Company entered into an Investment Banking Agreement with West America Securities of Westlake Village, California (WUSA) to raise up to $1,000,000 on a best efforts basis. No cash has been raised by WUSA through the date of this report.

On April 25, 2002, the Company received a trading symbol (FNEY) and began trading on May 14, 2002 on the OTC Bulletin Board.

The floppy disk equipment is currently idle and in storage on a month to month lease agreement for $400 a month. When operational, the plant can produce 6 million floppy disks per month. As part of the merger, SunnComm has committed to use at least 50% of the plant's capacity over the next two years and is currently seeking buyers for its floppy disk product.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

The following information is given with respect to all unregistered securities sold or issued by the Company in the period covered by this report:

On May 3, 2002 as consideration for the acquisition of "Digital Content Cloaking Technology(TM)", known as MediaCloQ(TM) or MediaMaker(TM), ("Technology") from Project 1000, Inc., "P1", the Company issued 23,837,710 restricted common shares to P1. The acquisition was deemed to be valued at approximately $4,000,000 or $.17 per common share; however, the Company has recorded the value at the cost-basis of P1 for accounting purposes Project 1000, Inc. is a wholly-owned subsidiary of SunnComm, Inc., a publicly-owned and traded corporation. These shares were issued by the Company pursuant to the exemption Section 4(2) of the Act. The certificates evidencing the shares issued to Project 1000, Inc. were marked with a restrictive legend and "stop-transfer" instructions were entered with the Company's transfer agent. No underwriter was involved in the offer of sale of the shares.

On June 15, 2002 the Company issued 1,292,227 restricted common shares for accounting and management services provided during part of 2001 through June 15, 2002. The deemed value of the shares issued was $207,828 which was determined based upon the book value of the Company's common stock, excluding the transaction with P1, at the time of the issuance of the stock. These shares were issued by the Company pursuant to the exemption found in Section 4(2)of the Securities Act of 1933. The certificates evidencing the shares issued were marked with a restrictive legend and "stop-transfer" instructions were entered with the Company's transfer agent. No underwriter was involved in the offer of sale of the shares.

On June 15, 2002 the Company issued 106,119 restricted common shares for un-reimbursed expenses incurred by affiliates through June 15, 2002. The deemed value of the shares issued was $28,313 which was determined based upon the book value of the Company's common stock, excluding the transaction with P1, at the time of the issuance of the stock. These shares were issued by the Company pursuant to the exemption found in Section 4(2)of the Securities Act of 1933. The certificates evidencing the shares issued were marked with a restrictive legend and "stop-transfer" instructions were entered with the Company's transfer agent. No underwriter was involved in the offer of sale of the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECUTITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          99.1      Certificate of Chief Executive Officer Pursuant to 18 U.S.C.
                    Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2      Certificate of Chief Financial Officer Pursuant to 18 U.S.C.
                    Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

          A Form 8-K filed on May 7, 2002, reported in Items 1, 2 and 5, on a change in control of the registrant through an acquisition and the addition of three new board members.

          A Form 8-K filed on June 28, 2001, reported in Item 5 that the Board of Directors of Registrant, in accordance with N.R.S. 78-207, adopted resolutions to increase the number of authorized shares of the corporation's $.001 par value common stock from 6,333,334 shares to 59,256,573 shares and correspondingly increase the number of issued and outstanding shares of such class held by each common stockholder of record as of the close of business on June 28,2002 (the "Effective Date").

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAN ENERGY INC.

Signatures                             Title                          Date
----------                             -----                          ----


/s/ Peter Jacobs               Chief Executive Officer           August 19, 2002
------------------------
Peter Jacobs

/s/ Albert A. Golusin          Chief Financial Officer           August 19, 2002
------------------------
Albert A. Golusin