Form 10QSB
period 2002-09-30
FAN ENERGY INC
filed 2002-11-19
CIK 1057024

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 2002

    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                         Outstanding at September 30, 2002
------------------------------              ---------------------------------
Common Stock, par value $0.001                          44,961,109

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENT

                                 FAN ENERGY INC.
                           CONSOLIDATED BALANCE SHEET
                          (A Development Stage Company)
                               September 30, 2002
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS:
 Receivables-trade                                                  $     2,430
 Inventory & supplies                                                    32,000
                                                                    -----------
 Total Current Assets                                                    34,430
                                                                    -----------

OTHER ASSETS:
 Equipment & Leasehold Improvements, net                              4,001,931
 Intellectual property                                                  674,629
                                                                    -----------

Total assets                                                        $ 4,710,990
                                                                    ===========


LIABILITIES
CURRENT
 Accounts Payable                                                   $    54,678
 Due to related party                                                   117,243
                                                                    -----------
                                                                        169,171

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value, 5,000,000 shares
 authorized, none issued
Common stock, $.001 par value, 59,256,573 shares
 authorized, 44,961,109 issued and outstanding                           44,961
Additional paid-in capital                                            7,312,923
Additional paid-in capital stock options                                100,500
                                                                    -----------
(Deficit) accumulated during the development stage                   (2,919,315)
                                                                    -----------

Total stockholders' equity                                            4,539,069
                                                                    -----------

Total liabilities and stockholders' equity                          $ 4,710,990
                                                                    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                   Cumulative from
                                        For the 9 months ended         For the 3 months ended      Jan. 1, 1997 to
                                     Sept 30,2002     Sept 30,2001   Sept 30,2002    Sept 30,2001   Sept 30,2002
                                     ------------     ------------   ------------    ------------   ------------
Revenues
  Floppy disk sales                   $        0       $        0     $       0       $       0     $    56,094
  Cost of floppy disk sales                    0                0             0               0          52,265
                                      ----------       ----------     ---------       ---------     -----------
Gross profit                                   0                0             0               0           3,829
                                      ----------       ----------     ---------       ---------     -----------
Operating Expenses
  General and administrative             205,366          307,881        24,071          63,432         788,534
  Depreciation                             1,866            8,063           622           3,033          16,470
                                      ----------       ----------     ---------       ---------     -----------
      Total operating expenses           207,232          315,944        24,693          66,465         805,004
                                      ----------       ----------     ---------       ---------     -----------
Other Income and Expense
  Interest income                         15,125           24,891             0           8,250          48,266
  Interest expense                           (91)            (238)            0            (160)         (9,069)
                                      ----------       ----------     ---------       ---------     -----------
Total non-operating income                15,034           24,653             0           8,090          39,197
                                      ----------       ----------     ---------       ---------     -----------

(Loss) from continuing operations       (192,198)        (291,291)      (24,693)        (58,375)       (761,978)

Discontinued Operation

(Loss) income from discontinued
 operation, net                                0          (92,023)            0         (22,767)       (508,220)

(Loss) from impairment of asset
 on discontinued operation                     0                0             0               0      (1,557,702)

(Loss) on disposal of discontinued
 operation, net                                0                0             0               0         (91,415)
                                      ----------       ----------     ---------       ---------     -----------

Net (loss)                            $ (192,198)      $ (383,314)    $ (24,693)      $ (81,143)    $(2,919,315)
                                      ==========       ==========     =========       =========     ===========

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                     Cumulative from
                                          For the 9 months ended         For the 3 months ended      Jan. 1, 1997 to
                                       Sept 30,2002     Sept 30,2001   Sept 30,2002    Sept 30,2001   Sept 30,2002
                                       ------------     ------------   ------------    ------------   ------------
NET (LOSS) PER SHARE:
(Loss) per share from continuing
operations                             $    (0.01)    $    (0.01)      $    (0.00)    $    (0.00)
                                       ==========     ==========       ==========     ==========
(Loss) per share from discontinued
 operations                            $     0.00     $     0.00       $     0.00     $     0.00
                                       ==========     ==========       ==========     ==========

 Net (Loss) per share                  $    (0.01)    $    (0.02)      $    (0.00)    $    (0.01)
                                       ==========     ==========       ==========     ==========
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted                      34,814,555     21,588,163       44,961,109     22,048,935
                                       ==========     ==========       ==========     ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 FAN ENERGY INC.
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                          (Deficit)
                                                                                                         Accumulated
                                                             Common Stock               Additional          During
                                                       --------------------------         Paid-In         Development
                                                         Shares          Amount           Capital           Stage
                                                      -----------      -----------      -----------      -----------
Balance at December 31, 2000                            7,832,043      $     7,833      $ 2,606,738      $(2,159,698)
Shares issued for Media Production Equipment           12,007,252           12,007        3,837,993
Shares purchased in private placement                     155,938              156           49,844
Shares issued under Note                                1,871,260            1,871          598,129
Secured note receivable                                    (1,871)        (598,129
     Net loss for the quarter ended March 31, 2001                                                          (143,365)
                                                      -----------      -----------      -----------      -----------
Balance at March 31, 2001                              21,866,493           19,996        6,494,509       (2,303,063)
Shares issued for services                                182,448              182           58,318
     Net loss for the quarter ended June 30, 2001                                                           (158,806)
                                                      -----------      -----------      -----------      -----------
Balance at June 30, 2001                               22,048,940           20,178        6,552,827       (2,461,869)
     Net loss for the quarter ended Sept 30, 2001                                                            (81,143)
                                                      -----------      -----------      -----------      -----------
Balance at September 30, 2001                          22,048,940      $    20,178      $ 6,552,827      $(2,543,012
                                                      ===========      ===========      ===========      ===========

Balance at December 31, 2001                           22,048,940      $    20,178      $ 6,552,827      $(2,727,117)
     Net loss for the quarter ended March 31, 2002                                                           (82,264)
                                                      -----------      -----------      -----------      -----------
Balance at March 31, 2002                              22,048,940           20,178        6,552,827       (2,809,381)
Shares issued for services                              1,292,227            1,292          206,536
Shares issued for expenses                                106,119              106           28,207
Shares issued for intellectual property                23,837,710           23,838          650,791
Cancellation of shares issued under secured note       (1,871,260)               0                0
Acquisition of treasury shares for interest under               0                0                0
 Cancelled secured note
Cancellation of treasury shares                          (452,627)            (453)        (125,438)
     Net (Loss) for the quarter ended June 30, 2002                                                          (85,241)
                                                      -----------      -----------      -----------      -----------
Balance at June 30, 2002                               45,021,108           44,961        7,312,923       (2,894,622)
     Net (Loss) for the quarter ended Sept 30, 2002                                                          (24,693)
                                                      -----------      -----------      -----------      -----------
Balance at September 30, 2002                          44,961,109      $    44,961      $ 7,312,923      $(2,919,315)
                                                      ===========      ===========      ===========      ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 FAN ENERGY INC.
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                        Treasury
                                                         Shares       Stock Options       Total
                                                      -----------     -------------    -----------
Balance at December 31, 2000                          $         0      $   100,500     $   555,307
 Shares issued for Media Production Equipment                   0                0       3,850,000
Shares purchased in private placement                           0                0          50,000
Shares issued under Note                                        0                0         600,000
Secured note receivable                                         0                0        (600,000)
     Net loss for the quarter ended March 31, 2001              0                0        (143,365)
                                                      -----------      -----------     -----------
Balance at March 31, 2001                                       0          100,500       4,311,942
Shares issued for services                                                                  58,500
     Net loss for the quarter ended June 30, 2001               0                0        (158,806)
                                                      -----------      -----------     -----------
Balance at June 30, 2001                                        0          100,500       4,211,636
      Net loss for the quarter ended Sept 30, 2001              0                0         (81,143)
                                                      -----------      -----------     -----------
Balance at September 30, 2001                                   0          100,500     $ 4,130,493

Balance at December 31, 2001                          $   (75,777)     $   100,500     $ 3,870,611
     Net loss for the quarter ended March 31, 2002                                         (82,264)
                                                      -----------      -----------     -----------
Balance at March 31, 2002                                 (75,777)         100,500       3,788,347
Shares issued for services                                      0                0         207,828
Shares issued for expenses                                      0                0          28,313
Shares issued for intellectual property                         0                0         674,629
Cancellation of shares issued under secured note                0
Acquisition of treasury shares for interest under
 Cancelled secured note                                   (50,114)               0         (50,114)
Cancellation of treasury shares                           125,891                0               0
     Net (Loss) for the quarter ended June 30, 2002                                        (85,241)
                                                      -----------      -----------     -----------
Balance at June 30, 2002                                        0          100,500       4,563,762
     Net (Loss) for the quarter ended Sept 30, 2002             0                0         (24,693)
                                                      -----------      -----------     -----------
Balance at September 30, 2002                         $         0      $   100,500     $ 4,539,069
                                                      ===========      ===========     ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                        For the nine months       For the three months  Cumulative from
                                                           ended Sept 30,             ended Sept 30,    January 1, 1997
                                                       -----------------------   --------------------    (Inception) to
                                                          2002         2001        2002        2001       Sept 30, 2002
                                                       ---------    ----------   --------    --------     -------------
OPERATING ACTIVITIES
Net (loss) income for the period                       $(192,198)   $(383,314)   $(24,693)   $(81,143)     $(2,919,315)
Adjustments to reconcile net cash used by operations:
  (Income) loss from discontinued operation, net               0       92,023           0      22,767          508,220
  Impairment of assets on discontinued operation               0            0           0           0        1,557,702
  Loss on sale of discontinued operation                       0            0           0           0           91,415
  Depreciation                                             1,867       (8,063)        622       3,033           16,471
  Common stock issued for services & payables            236,141       58,500           0           0          432,594
  Treasury shares received from affiliate                (50,114)           0           0           0          (50,114)
  Fair value of options granted                                0            0           0           0          102,832
  Forgiveness of payables by officer/director                  0            0           0           0           22,000
Changes in assets and liabilities
  (Increase) decrease in receivable from affiliates       34,989      (26,676)          0      46,486                0
  (Increase) decrease in accounts receivable              (2,430)      (1,290)          0       5,847           (2,430)
  (Increase) decrease in inventory                             0      (52,000)          0           0          (52,000)
  (Increase) decrease in prepaid expenses                 17,500      (49,500)          0           0          (32,000)
  Increase (decrease) in accounts payable                    380      122,520      10,638      (8,843)          54,678
  Increase (decrease) in payable to affiliates           (46,135)           0      13,433           0           92,546
                                                       ---------    ---------    --------    --------      -----------
      Cash (used) by operating activities                      0     (247,800)          0     (11,853)        (125,401)

FINANCING ACTIVITIES
Proceeds from exercise of stock warrants                       0            0           0           0          413,000
Proceeds from sale of common stock                             0       50,000           0           0        1,800,000
Cash paid for offering costs                                   0            0           0           0          (60,780)
Proceeds from sale of stock under note                         0            0           0           0           50,000
                                                       ---------    ---------    --------    --------      -----------
      Cash provided from financing activities                  0       50,000          --           0        2,202,220

                                 FAN ENERGY INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF CASH FLOW-continued
                                   (Unaudited)


                                                      For the nine months       For the three months  Cumulative from
                                                         ended Sept 30,             ended Sept 30,    January 1, 1997
                                                     -----------------------   --------------------    (Inception) to
                                                        2002         2001        2002        2001       Sept 30, 2002
                                                     ---------    ----------   --------    --------     -------------
INVESTING ACTIVITIES
Cash paid for equipment & improvements                    0       (153,452)          0           0          (168,402)
                                                     ------      ---------      ------     -------       -----------
      Cash used in investment activities                  0       (153,452)          0           0          (168,402)

Cash provided (used) from discontinued operations         0         15,804           0       7,060        (1,908,417)


Increase in cash                                          0       (367,056)          0      (4,793)                0

Cash at beginning of period                               0        367,056           0       4,793                 0
                                                     ------      ---------      ------     -------       -----------
Cash at end of period                                $    0      $       0      $    0     $     0       $         0
                                                     ======      =========      ======     =======       ===========

Interest expense                                     $   91      $      78      $   91     $    78       $     9,069
                                                     ======      =========      ======     =======       ===========

                                 FAN ENERGY INC.
                          (A Devlopment Stage Company)
                 CONSOLIDATED STATEMENTS OF CASH FLOW-continued
                                   (Unaudited)


                                                         For the nine months       For the three months  Cumulative from
                                                            ended Sept 30,             ended Sept 30,    January 1, 1997
                                                        -----------------------   --------------------    (Inception) to
                                                           2002         2001        2002        2001       Sept 30, 2002
                                                        ---------    ----------   --------    --------     -------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Issuance of common stock for equipment                   $      0    $3,850,000    $   0       $   0        $3,850,000
Issuance of common stock for intellectual property       $674,629             0        0           0        $  674,629
Acquisition of 236,331 treasury stock shares in sale     $      0             0        0           0        $   75,777
 of discontinued operations
Acquisition of 156,297 treasury stock shares in sale     $      0             0        0           0        $   50,114
 of interest receivable from affiliate
Cancellation of 392,628 treasury shares                  $      0             0        0           0        $  125,891


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 FAN ENERGY INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE QUARTERS ENDED AND
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001

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

As shown in the accompanying financial statements, the Company had a net loss of $24,693 for the three months ended September 30, 2002 and a net loss of $192,198 for the nine months ended September 30, 2002. It has incurred an accumulated deficit of $2,919,315 and has a deficit in working capital of approximately $134,741 as of September 30, 2002. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings, or a combination thereof, and to seek acquisitions which will generate sales volume with operating margins sufficient to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The independent auditor's report on the financial statements for the year ended December 31, 2001 expressed substantial doubt about the ability of the Company to continue as a going-concern.

The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The stockholders' equity for the period ended September 30, 2001 has been restated from that previously reported to reflect the 1 for 15 stock rollback which was effective December 21, 2001 and the stock forward split of 9.3563 for 1 which was effective June 28, 2002. The beginning balances in shares outstanding have been adjusted to reflect the additional fractional shares issued from rounding.

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

On May 3, 2002, the equipment and other assets were revalued at the original estimated fair value of approximately $.32 per share. The equipment is currently idle in a storage facility waiting to be put to productive use.

DEPRECIATION METHOD FOR MEDIA PRODUCTION EQUIPMENT

The method of computing depreciation on its disk media production equipment is on a unit of production method in order to match the depreciated cost of the asset to the revenue produced by it. The real estate lease expired on March 31, 2002 and all leasehold improvements were fully depreciated at that time. The equipment is currently in a storage facility which is rented on a month to month basis.

Office computers are depreciated on a straight-line basis over five years.

INTELLECTUAL PROPERTY

On May 3, 2002, a change of control of Registrant occurred. On that date Registrant closed the Asset Purchase Agreement with Project 1000, Inc., a Nevada corporation, ("P1"), pursuant to which Registrant acquired the seller's "Digital Content Cloaking Technology(TM)", known as MediaCloQ(TM) or MediaMaker(TM), ("Technology") MediaCloQ(TM) is a technology where alterations are introduced in the control area of a CD to thwart illegal copying or ripping of optical media using a personal computer. This control area is present on any IEC 90608 Redbook compliant CD and is completely separated from the actual audio recorded on the medium. Since the information in the control area is not used by a typical stereo CD player, the alterations have virtually no effect on the playability of the CD in regular audio equipment. CDROM drives used in computers however, are not able to read a CD without the proper control information and therefore will not be able to read or copy the disc. Since the audio content is stored separately, MediaCloQ(TM) does not have any effect on the original audio quality. The Technology includes, but is not limited to, all commercial and non-commercial applications, all present and future versions and all documentation, intellectual and other property rights and derivatives thereof that is required to the development of current and future versions.

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

As consideration for the acquisition of the assets, Registrant issued 23,837,710 restricted shares of Registrant's $0.001 par value common stock to seller. Project 1000, Inc. is a wholly-owned subsidiary of SunnComm, Inc., a publicly-owned and traded corporation. The shares of Registrant's common stock issued to Project 1000, Inc. equal approximately 53% of Registrant's issued and outstanding common stock following the transaction

None of the assets acquired by Registrant constituted plant, equipment or other physical property, as the assets acquired consisted solely of proprietary intellectual property and related intangible assets. Registrant intends to commercialize the intellectual property acquired by licensing certain rights to third parties and by including certain aspects of the technology with products which Registrant may market in the future.

Upon completion of the Digital Content Cloaking Technology(TM) for marketing purposes, the company will amortize its capitalized development costs over the estimated useful life of the asset.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE SEEKING OF REVENUE PRODUCING ACQUISITIONS, THE DEVELOPMENT PLANS FOR THE TECHNOLOGIES OF THE COMPANY, TRENDS IN THE RESULTS OF THE COMPANY'S DEVELOPMENT, ANTICIPATED DEVELOPMENT PLANS, OPERATING EXPENSES AND THE COMPANY'S ANTICIPATED CAPITAL REQUIREMENTS AND CAPITAL RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "FORWARD-LOOKING STATEMENTS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED THE COMPANY'S RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. IN ADDITION, THE FOLLOWING DISCUSSION IS INTENDED TO PROVIDE AN ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND PLAN OF OPERATION AND SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO.

GENERAL:

Originally formed as an Idaho corporation in the early 1900s, Fan Energy Inc.'s, ("the Company") predecessor was not successful in the exploration of mining properties. In 1988 the predecessor was merged into a newly-formed Nevada Corporation named Eastern Star, Inc. and it was inactive thereafter, with no assets or liabilities through the end of 1996. In early 1997, the corporation was reactivated when the holder of a majority of the outstanding common stock transferred control of the inactive corporation. The transferee elected new directors and officers and caused the Company to effect a 10-into-1 reverse stock split. The name of the corporation was changed to Fan Energy Inc. in December 1997. During the year 2000 the Company was an independent energy company engaged in the development, exploration and acquisition of oil and natural gas reserves in the western United States. On December 24, 2001, the Company affected another reverse stock split of one new common share for each fifteen pre-consolidated shares.

Effective with the change in control and reactivation during 1997, the stockholders of the Company approved a plan of informal quasi reorganization. Pursuant to the plan, the Company's accumulated deficit of $504,648, as of the date of reorganization, was eliminated and charged to additional paid-in capital as defined by Statement of Financial Accounting Standards (SFAS) No. 7 and was considered a development stage company effective January 1, 1997.

Its principal activities were raising capital through the sale of its securities, acquiring undivided minority interests in two oil and natural gas exploratory prospects in California for cash and common stock and one prospect in Wyoming, and commencing the drilling of exploratory and development wells on these properties. During 1999 through 2001 revenue from oil and gas production was received from two wells. On December 1, 2001 the Company agreed to sell all of its assets related to the oil and natural gas industry to an entity controlled by a director of the Company. The transaction was deemed effective December 1, 2001, and included all of the Company's undivided interests in producing natural gas wells and adjacent acreage in California and the Company's undivided interest in oil and gas leaseholds, geophysical exploratory data and other nominal assets. Following the transaction, the Company had no interest in any oil or natural gas assets of any nature. The buyer assumed all of the obligations of the Company to pay approximately $13,500 in outstanding liabilities relating to the oil and natural gas properties transferred and any future contingent liabilities including well closure, remediation and clean-up, and surrendered 25,259 restricted shares of the Company's common stock owned of record and beneficially by the director to the Company. The deemed value of the shares received was $75,777 and the Company recorded a loss on the transaction of $91,415. The disinterested members of the Board of Directors of Company following an independent evaluation of the properties approved the transaction unanimously.

This transaction concluded the Company's involvement in the oil and gas business segment. Furthermore, the Company has no intention to become involved in the oil and gas business at any future time.

On January 8, 2001, the Company acquired plant, equipment and other assets, including specialized manufacturing equipment, manufacturing set-ups, real estate lease, fixtures and related equipment and other property with an estimated fair value of at least $3.8 million from four independent sellers. In consideration for the acquisition of the assets, the Company issued 1,283,333 shares of its restricted common stock to the sellers. The equipment valuation was determined by a discounted cash flow of projected operating income using a maximum cost of funds of 20% per annum. This was further supported by an independent expert's valuation opinion of the replacement value of the equipment. In determining the amount of Company's consideration for the assets, the parties estimated the present fair market value of all such assets to be equivalent to approximately $3.00 per share issued. Also on January 8, 2000, the Company sold 216,667 shares of restricted common stock to one of the sellers for $650,000, of which $600,000 was paid by the a secured note. The assets acquired by the Company constituted plant, equipment and other physical property intended to be used in the manufacture of 3.5 inch micro floppy disks. None of the assets were previously used in such a business by the sellers.

On December 24, 2001, the Company announced in a Form 8-K filing the share consolidation of one new common share for each fifteen pre-consolidated shares was in effect. The post reverse total was 2,349,600 issued shares of its $0.001 par value common stock and 2,324,341 outstanding shares of its common stock. All of the common authorized and issued shares were affected by the consolidation.

On May 3, 2002, a change of control of Registrant occurred. On that date Registrant closed the Asset Purchase Agreement with Project 1000, Inc., a Nevada corporation, ("P1") which is a wholly owned subsidiary of SunnComm, Inc. ("SUNX"). SUNX is publicly traded on the pink sheets. Pursuant to the Asset Purchase Agreement the Registrant acquired the seller's "Digital Content Cloaking Technology(TM)", known as MediaCloQ(TM) or MediaMaker(TM), ("Technology"). MediaCloQ(TM) is a technology where alterations are introduced in the control area of a CD to thwart illegal copying or ripping of optical media using a personal computer. This control area is present on any IEC 90608 Redbook compliant CD and is completely separated from the actual audio recorded on the medium. Since the information in the control area is not used by a typical stereo CD player, the alterations have virtually no effect on the playability of the CD in regular audio equipment. CDROM drives used in computers however, are not able to read a CD without the proper control information and therefore will not be able to read or copy the disc. Since the audio content is stored separately, MediaCloQ(TM) does not have any effect on the original audio quality. The Technology includes, but is not limited to all commercial and non-commercial applications, all present and future versions and all documentation, intellectual and other property rights and derivatives thereof that is required to the development of current and future versions.

MediaCloQ(TM) has been tested and commercially released, works to inhibit the illegal copying and file sharing of music in a wide variety of audio equipment; however, it will not allow CD's to play music in DVD players. Management believes that the DVD non-playability issue will not hamper its ability to test the MediaCloQ(TM) technology's marketability in certain world markets that it has identified. However, limited DVD playability and other as-yet-undiscovered issues with the MediaCloQ(TM) technology may impede ultimate consumer acceptance. Because of this uncertainty, Registrant requested that P1 amend the original agreement for the MediaCloQ(TM) technology to give Registrant an exclusive right of first refusal to purchase or license any new optical media technology P1 or its parent company, SUNX, might develop in the future, even if such technology is not a derivative of the original MediaCloQ technology. As a result, Registrant and P1 amended their original agreement on November 15, 2002.

As consideration for the acquisition of the current MediaCloQ assets, Registrant issued 23,837,710 restricted shares of Registrant's $0.001 par value common stock to seller. The shares of Registrant's common stock issued to P1 equal approximately 53% of Registrant's issued and outstanding common stock following the transaction.

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

At the closing of the Asset Purchase Agreement, Registrant accepted the resignation of one of its directors and agreed to add three persons designated by P1 to Registrant's Board of Directors.

On May 7, 2002, Registrant and SUNX Inc. jointly announced that they reached an agreement whereby the companies will be merged subject to the approval of the majority of the shareholders of both companies. On June 26, 2002 a majority of the shareholders of SUNX approved the merger. On October 22, 2002, the Registrant announced that it would begin preparing a registration statement to distribute all of the Registrant's shares owned by P1 to the shareholders of SUNX which is P1's parent company.

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

On June 15, 2002 the board of directors appointed Peter Jacobs as the Chairman and C.E.O, William Whitmore as the President and Albert Golusin as the Chief Financial Officer, Treasurer and Secretary. Mr. Jacobs and Mr. Whitmore are the sole directors of SUNX.

During the second quarter the directors approved and affected a forward stock split of 9.3563 for one common share to facilitate the planned merger with SUNX.

The floppy disk equipment is currently idle and in storage on a month to month lease agreement for $400 a month. When operational, the plant can produce 6 million floppy disks per month. As part of the merger, SUNX has committed to use at least 50% of the plant's capacity over the next two years and is currently seeking buyers for its floppy disk product. Management believes that the realizable value from the use of the equipment will equal or exceed the carrying value. In the event the floppy disk equipment remains idle and in storage beyond December 31, 2002, the value of the equipment may be impaired which may raise substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS:

Our general business strategy is unproven, and we are not generating revenues; however, we continue to incur legal, accounting, and other business and administrative expenses. These conditions raise substantial doubt about our ability to continue as a going concern.

Comparison of Quarter Ended September 30, 2002 and 2001

During the third quarter of 2002, SUNX. advanced $13,433 for rent and moving the disk media production equipment to a storage facility. There were no provisions for accrued salaries or compensation to the officers of the registrant for their efforts during the quarter. At September 30, 2002, the Company had a working capital deficit of approximately $ 134,741.

During the third quarter of 2001, the registrant was seeking orders for its media production facility and incurred approximately $62,000 in consulting expenses, salaries, payroll taxes and benefits and $19,402 in rent, utilities and insurance. Travel expenses of $4,397 were incurred in meeting with prospective clients and financiers. Legal and auditing costs were $9,506.

Comparison of Nine Month Periods Ended September 30, 2002 and 2001

During the nine months ended September 30, 2002, the registrant had general and administrative expenses of $205,366. The expenses were comprised of approximately $137,671 of consulting expenses, salaries payroll taxes and benefits as it continued to pursue orders for the production facility and additional financing. The rent, utilities and insurance for the first nine months during 2002 were $33,541. The registrant's legal and accounting costs during the period were $29,513 in order to review its quarterly filings, obtain a trading symbol and complete the acquisition of MediaCloQ(TM) during the second quarter. The remaining expenses were for office expenses, transfer agent fees, bank fees, postage and other miscellaneous items.

During the nine months ended September 30, 2001, the Company paid $71,817 for capital equipment and set up costs necessary for operating the disk media production business and the semiconductor-research business. An additional $81,635 of equipment was purchased by the subsidiary. The Company also paid approximately $8,600 for leasehold improvements to prepare the facility for operations. The disk media production equipment was set up for operations during the first quarter. The registrant had general and administrative expenses of $416,033 during the nine months of 2001. The expenses were comprised of approximately $264,000 in consulting expenses, salaries, payroll taxes and benefits. The rent, utilities and insurance during the first three quarters were $64,217. Travel expenses of $26,637 were incurred in meeting with prospective clients, financiers and a board meeting. The Company incurred $40,329 in legal and auditing expenses to assist in the documentation and reporting of the change in control during the first quarter and consulting on various matters during the second and third quarter. The remaining $20,850 was paid for office expenses, transfer agent fees, bank fees, postage and other miscellaneous items.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's operating activities had a net loss of $192,198 during the nine months ended September 30, 2002 as compared to a net loss of $24,693 during the nine months ended September 30, 2001. At September 30, 2002, the Company did not have any cash and had a net working capital deficit of approximately $134,741.

The Company has options issued and outstanding to former directors to purchase 249,501 shares at $.56 a share which expire on January 8, 2003 and to two current directors to purchase 187,126 shares at an average price of $.56 a share which expire on October 30, 2007. There is no assurance that the options will be exercised before they expire.

During December 2001, the Company entered into an Investment Banking Agreement with West America Securities of Westlake Village, California (WUSA) to raise up to $1,000,000 on a best efforts basis. No cash has been raised by WUSA through the date of this report.

On April 25, 2002, the Company received a trading symbol (FNEY) and began trading on May 14, 2002 on the OTC Bulletin Board.

The Company has been solely dependent on loan advances made by SUNX in order to meet immediate cash requirements since early June of this year; however, there is no assurance that SUNX will continue to advance cash to the Company in the future. SUNX. had advanced the Company $79,154 as of September 30, 2002.

SUBSEQUENT EVENTS:

During October 2002, the number of directors was reduced to five as a result of three directors resigning. None of the three resigning directors filed any dissenting letters or had any disagreements with the Company in their written resignations.

Also during October 2002, the board of directors agreed to recommend to the shareholders to change the name of the company to Quiet Tiger Corp. and to enter into a letter of intent to acquire Technology Alliance Group in Scottsdale, Arizona. The letter of intent with Technology Alliance Group expires on December 6, 2002.

On October 21, 2002 the Company changed its transfer agent to First American Stock Transfer of Phoenix, Arizona.

On October 29, 2002, the new transfer agent issued an additional 8.3563 shares for each share held by all shareholders of record as of June 28, 2002. This action was in compliance with a reverse stock split as reported on Form 8-K filed on July 3, 2002, in Items 5 and 7, which increase the number of authorized shares of the corporation's common stock from 6,333,334 shares to 59,256,573 shares and correspondingly increased the number of issued and outstanding shares of such class held by each common stockholder of record as of the close of business on June 28, 2002.

FORWARD LOOKING STATEMENTS:

Certain statements made in this report on Form 10-QSB are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such a difference might include: the success or failure of the registrants efforts to secure additional equity capital, the success in the registrants possible subsequent acquisition of revenue generating operating companies, the success or failure of the management and profitability of possible acquisitions, and the registrant's planned marketing, public relations and promotional campaigns.

RISK FACTORS:

The Company continues to be subject to a number of risk factors, including the uncertainty of obtaining orders for its media assembly plant and copy protection technology, the need for additional funds, competition, technological obsolescence and the difficulties faced by development stage companies in general.

ITEM 3: CONTROLS AND PROCEDURES

a) Disclosure controls and procedures . Within 90 days before filing this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation , the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation.

(b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECUTITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        10.1    Amendment No. 3 to Asset Purchase Agreement dated May 3, 2002

        99.1    Certificate of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2    Certificate of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

          A Form 8-K filed on July 3, 2002, reported in Items 5 and 7, a reverse stock split to increase the number of authorized shares of the corporation's common stock from 6,333,334 shares to 59,256,573 shares and correspondingly increase the number of issued and outstanding shares of such class held by each common stockholder of record as of the close of business on June 28, 2002.

          A Form 8-K filed on October 17, 2002, reported in Items 5 and 7, a binding letter of intent to acquire Technology Alliance Group, LLC.

          A Form 8-K filed on October 23, 2002, reported in Item 5, that the registrant will begin preparing a registration statement to allow distribution of all Project 1000, Inc.'s Fan Energy shares to the shareholders.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAN ENERGY INC.

Signatures                             Title                         Date
-----------                            -----                         ----

/s/ Peter Jacobs               Chief Executive Officer         November 19, 2002
---------------------------
Peter Jacobs


/s/ Albert A. Golusin          Chief Financial Officer         November 19, 2002
----------------------------
Albert A. Golusin

                                 CERTIFICATIONS

                       QUARTERLY CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Jacobs, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Fan Energy Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 19th day of November, 2002.

/s/ Peter Jacobs
------------------------------
Chief Executive Officer

                       QUARTERLY CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Albert Golusin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Fan Energy Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 19th day of November, 2002.


/s/ Albert Golusin
-------------------------------
Chief Financial Officer