Form 10KSB
period 2002-12-31
FAN ENERGY INC
filed 2003-04-16
CIK 1057024

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
                1934 For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF
                     1934 For the transition period from to

                          Commission File No. 333-47699

                                QUIET TIGER INC.
                           (formerly Fan Energy Inc.)
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

                668 N. 44th Street, Suite 233 Phoenix, Az. 85008
               ----------------------------------------- --------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number: (602) 267-7500

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: NONE

Based on the closing sales price of $.05 per share of the Common Stock on March 31, 2003, the aggregate market value of the voting stock of registrant held by non-affiliates was $565,163.

The registrant has one class of Common Stock with 44,961,109 shares outstanding as of December 31, 2002.

Documents Incorporated By Reference: None

Transitional Small Business Issuer Disclosure Format (check one):
                                                          Yes [ ]  No [X].

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

ITEM 1. DESCRIPTION OF BUSINESS.

a. GENERAL DEVELOPMENT OF BUSINESS

On February 20, 2003, the Company effected a name change and a new CUSIP number. The name was changed from Fan Energy Inc. to Quiet Tiger Inc. The name change was approved by a majority of the shareholders of the Company on January 21, 2003 as described in a definitive Form 14C as filed with the Securities and Exchange Commission on January 21, 2003.


On December 24, 2001, the Company effected a share consolidation of one new common share for each fifteen pre-consolidated shares.


On June 28, 2002, the Company effected a forward stock split of 9.3563 shares for 1 share.

All of the common authorized and issued shares were affected by the consolidation of December 24, 2001 and forward stock split of June 28, 2002. All share amounts in this Form 10-KSB for the year ended December 31, 2002 have been adjusted to include the post reverse of December 24, 2001 and post forward stock split of June 28, 2002 unless otherwise indicated.

Originally formed as an Idaho corporation in the early 1900s, the Company's predecessor was not successful in the exploration of mining properties. In 1988 the predecessor was merged into a newly-formed Nevada corporation as Eastern Star Mining, Inc. and it was inactive thereafter, with no assets or liabilities through the end of 1996. In early 1997 the corporation was reactivated when the holder of a majority of the outstanding common stock transferred control of the inactive corporation. The transferee elected new directors and officers and caused the Company to effect a 10-into-1 reverse stock split. Thereafter, the Company raised capital through the sale of its securities and acquired an interest in its oil and gas properties for cash and common stock. The name of the corporation was changed to Fan Energy Inc. in December 1997. The Company conducted no business activities until 1998 when it participated in drilling oil and gas wells.


On May 3, 2002, the Company acquired from Project 1000 Inc. "P1", a wholly owned subsidiary of SunnComm Technologies, Inc., "Digital Content Cloaking Technology(TM)", known as MediaCloQ or MediaMaker ("P1 Technology"), which is a set of methodologies that are designed to work together to thwart illegal copying or ripping of optical media that complies to IEC 90608 Redbook standards. Each of the methodologies used is meant to work toward defeating the various software products currently available on the market today that are used for the purpose of making illegal copies of CDs or of individual audio tracks. The Assets include, but are not limited to, P1's proprietary property which includes all English and foreign language, all commercial and non-commercial, and all present and future versions thereof, and all required and/or relevant P1 Documentation, Intellectual Property Rights and other proprietary rights therein, and Derivatives thereof that is required and/or relevant to the development of current and future versions. The Company issued 23,837,710 restricted common shares to P1 for the P1 Technology resulting in a change of control of the Company. The P1 Technology was recorded by the Company at P1's cost.

On January 8, 2001, the Company acquired plant, equipment and other assets, including specialized manufacturing equipment, manufacturing set-ups, real estate lease, fixtures and related equipment and other property with an estimated fair value of at least $3.8 million from four independent sellers. In consideration for the acquisition of the assets, the Company issued 12,007,252 shares of its restricted common stock to the sellers. The equipment valuation was determined by a discounted cash flow of projected operating income using a maximum cost of funds of 20% per annum. This was further supported by an independent expert's valuation opinion of the replacement value of the equipment. In determining the amount of Company's consideration for the assets, the parties estimated the present fair market value of all such assets to be equivalent to approximately $.32 per share issued. Also on January 8, 2001, the Company sold 2,027,198 shares of restricted common stock to one of the sellers for $650,000, of which $600,000 was paid by the a secured note. The assets acquired by the Company constituted plant, equipment and other physical property intended to be used in the manufacture of 3.5 inch micro floppy disks. None of the assets were previously used in such a business by the sellers.


On December 29, 2000, Registrant completed and closed a public offering in which it offered and sold 1,786,741 units, at a price of $.167 per unit, consisting of 1,786,741 shares of common stock and warrants to purchase 1,786,741 shares of common stock at an exercise price of $.167 per share before June 20, 2003. Proceeds to the Company were $300,000, before costs of the offering of $12,456.

During the year 2000, the Company operated as an independent energy company engaged in the exploration and acquisition of crude oil and natural gas reserves. In 1999 the Company received its first revenue from the production from the wells in which it owned an interest. On December 1, 2001, the Company sold all of its oil and gas interests to a director for 236,331 shares of its own restricted common stock at a deemed value of $75,777 and discontinued its oil and gas exploration business.


b. NARRATIVE DESCRIPTION OF THE INTELLECTUAL PROPERTY


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

MediaCloQ(TM) has been tested and commercially released, works to inhibit the illegal copying and file sharing of music in a wide variety of audio equipment; however, it will not allow CD's to play music in DVD players. Management believes that the DVD non-playability issue will not hamper its ability to test the MediaCloQ(TM) technology's marketability in certain world markets that it has identified. However, limited DVD playability and other as-yet-undiscovered issues with the MediaCloQ(TM) technology may impede ultimate consumer acceptance. Because of this uncertainty, P1 amended the original agreement for the MediaCloQ(TM) technology on November 15, 2002 to give the Registrant an exclusive right of first refusal to purchase or license any new optical media technology that P1 or its parent company, SunnComm Technologies Inc.,"SunnComm", might develop in the future, even if such technology is not a derivative of the original MediaCloQ technology.


Product Status and Marketing Strategy

The Company has an exclusive right of first refusal to purchase or license any new optical media technology that P1 or its parent company, SunnComm, might develop in the future, even if such technology is not a derivative of the original MediaCloQ technology.

SunnComm has developed a copy protection software program called MediaMax CD-3 TM, "MediaMax". Although it was previously named MediaCloQ 5, it was not a derivative of the MediaCloQ technology; therefore, its name was changed to MediaMax to avoid potential confusion. MediaMax is a collection of technologies that provides copy protection for CD/DVD audio discs while simultaneously enhancing the user experience. The product is tightly integrated with Microsoft's Windows Media Platform and the Digital Rights Management capabilities that the Windows Media Platform affords. When a consumer puts a SunnComm CD in a computer's CD-ROM drive, the computer can read and play the protected Windows Media Audio files through the multimedia user interface but cannot copy songs directly from the CD's main audio tracks. Files that are legally copied using this system can be enjoyed by the user on their personal computers but cannot be sent through email or uploaded through file sharing service networks. The music industry has explored copy management systems for several years and holds any product they adopt to the highest standard. By working closely with music industry connections and Microsoft, SunnComm has greatly enhanced the capabilities of its MediaMax CD3 Technology. The product adds a versatile user interface to the audio CD that allows direct and legal access to the music when using a computer. The multimedia user interface facilitates consumer access to Windows Media Audio, record industry promotional content designed specifically for the artist, album release information, artist liner notes, etc. This combination of technologies has never before been available to the music industry or consumers on audio CDs in a secure format while providing full playback compatibility with all CD and DVD player devices.

SunnComm is currently in negotiations with international record companies involving the use of MediaMax in South America and to a limited degree in North America. When SunnComm proves the marketability of MediaMax, by successfully obtaining a revenue generating agreement with an international record company, it may be willing to sell some or all of the rights to the technology.

In the event SunnComm offers MediaMax for sale, the Registrant may exercise its exclusive right of first refusal to purchase or license the technology. The purchase price will be determined by an independent third party valuation. One or two independent valuation experts will be recommended by the Registrant and SunnComm. The final selection of the valuation expert to be used will be made by the auditor of the Registrant. Once the Registrant has the contractual right to receive revenue from MediaMax, it will establish a marketing organization to continue marketing MediaMax while contracting with SunnComm to develop updated versions. It will also market MediaCloQ in South America with a different pricing structure that MediaMax because of its different features.

In the event that the Registrant does not obtain any rights to MediaMax by the end of the third quarter of 2003, it will develop a marketing plan for
MediaCloQ. The plan may involve raising capital and contracting with salespersons qualified to market the technology in South America and the Eastern Hemisphere of the world.

The Registrant has purposely kept MediaCloQ off the market until it is able to define a marketing plan. Such a plan could involve selling MediaCloQ in conjunction with MediaMax or establishing a marketing team to sell MediaCloQ as a stand alone product.

Competition

The largest and virtually only competitor to SunnComm and the Registrant for copy protection of music is Macrovision Corporation. Macrovision is a large conglomerate with approximately $300 million in assets of which $219 million are current assets. A large part of their business involves copy protection of videos, music and pay per view satellite and cable broadcasts.

In November  2002,  Macrovision  signed a definitive  agreement with Midbar Tech
(1998) Ltd. of Tel Aviv, Israel to acquire substantially all of their assets and operations for approximately $17.0 million in cash. They also signed a definitive agreement with TTR Technologies to acquire patents for approximately $5.25 million in cash. These acquisitions are expected to close by May 2003 and substantially increase their operating expenses.

Macrovision claims that they have two new audio protection products that are in development and currently being tested by major record labels in the music industry.

SunnComm proved its competitive position during January 2003 in the audio protection industry when it was announced at the Midem conference in Cannes, France that SunnComm's MediaMax technology would be used by Sterling Entertainment, a division of UAV, to enhance and protect the content within Ike and Tina Turner's newly discovered historic compilation CD entitled "The Early Sessions".


Suppliers and Customers

The Company does not require raw materials for the creation of its intellectual property and plans of acquisition.

The Registrant plans to acquire MediaMax and then market it with MediaCloQ to independent labels as well as international record companies in an effort to avoid dependence on one or a few major customers.

Patents and Trademarks

MediaCloQ is protected under provisional patent application number 60292347 which was filed during May 2001. International patent application number PCT/US02/15972 was filed during November 2002.


Government Regulations

There are no current government regulations or environmental compliance issues affecting the Company's business at its current stage of development.


Research and Development

The Company did not incur any research and development costs during 2002. The cost of developing MediaCloQ was borne by P1 and was booked by the Company as its acquisition cost.


c. NARRATIVE DESCRIPTION OF FLOPPY DISK EQUIPMENT

On January 8, 2001, the Company acquired plant, equipment and other assets, including specialized manufacturing equipment, manufacturing set-ups, real estate lease, fixtures and related equipment and other property with an estimated fair value of at least $3.8 million from four independent sellers. In consideration for the acquisition of the assets, the Company issued 12,007,252 shares of its restricted common stock to the sellers. The equipment valuation was determined by a discounted cash flow of projected operating income using a maximum cost of funds of 20% per annum. This was further supported by an independent expert's valuation opinion of the replacement value of the equipment. In determining the amount of Company's consideration for the assets, the parties estimated the present fair market value of all such assets to be equivalent to approximately $.32 per share issued.


Product Status and Marketing Strategy

During 2001, the Company was unable to attract profitable orders along with the capital necessary to put the manufacturing plant into a profitable operation. A customized special order was processed during the fourth quarter of 2001 generating $56,094 of gross revenue.

During the second quarter of 2002, the floppy disk equipment was put into storage on a month to month lease agreement. While in storage, Management seriously evaluated two potential acquisition candidates that were willing to assist in the set up and operation of the floppy disk equipment if orders were obtained to process. Management was unable to come to terms with both candidates or obtain any orders for the plant during 2002; consequently, the equipment remained in storage.

During 2003, Management learned from wholesalers that the floppy disk market was in a severe decline and significant orders were unavailable. Due to the lack of capital and marketing expertise, Management decided during the second quarter of 2003 to sell the floppy disk equipment but had not developed a plan of liquidation.

Competition

There are approximately six floppy disk manufacturers worldwide that produce significant volumes. Most of the competitors are adequately capitalized to fulfill orders quickly and efficiently.

During 2001 and 2002 the Company was unable to attract any significant orders in order to put the plant into a profitable operation.


Suppliers and Customers

Because the equipment has state of the art burnishers that enable the polishing of a disk while still intact with the disk housing or cookie shell, the equipment can format and certify disks with an error rate less than two percent. Standard burnishers and disk certifiers experience error rates of approximately fifteen per cent.

The economic advantage to the Company is that they would be seeking suppliers, which also may be competitors, that had disks rejected in their manufacturing process that could be burnished by the Company's equipment.

During 2001 and 2002 the Company was unable to attract any significant orders or customers in order to put the plant into a profitability.


Patents and Trademarks

The Company does not hold any patents or trademarks pertaining to the disk manufacturing equipment.


Government Regulations

There are no current government regulations or environmental compliance issues affecting the Company's disk manufacturing business at its current stage of development.


Research and Development

The Company did not conduct any research and development during 2001 or 2002 pertaining to the disk manufacturing operation.


Employees

As of the date of this report, the Company had three part-time employees, all involved in our technology business.

Company Risks

The Company's Plan of Operation may be unsuccessful. The success of the Company's business in copy protection may depend on the successful acquisition of revenue generating products from SunnComm which will enable the Company to jointly market its MediaCloQ technology. In the event that record labels determined that the benefits of the Company's copy protection technology do not justify the cost of licensing the technology, it may become difficult for the Company to raise capital to pay its overhead.

Successful marketing will require customer support. Ongoing future success will depend on the Company's ability to provide adequate software support and maintenance services to its customers. As they release new applications or modify their software to run on new platforms, it is important that their business is not disrupted as a result of inadequate support from the Company.


Potential Foreign Government Restricitions. In the event orders are obtained for copy protection outside of the United States of America, foreign governments may impose restrictions on importation of programming, technology or components from the U.S.A. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent, as do the laws of the U.S.A., which may increase the risk of unauthorized use of our technology.

Litigation may be necessary in the future. The Company's patents, trademarks or copyrights may be challenged, invalidated or circumvented or of sufficient scope or be issued in all countries where its products can be sold. Others may develop technologies that are similar or superior to the Company's technologies or design around its patents and patent pendings. Effective intellectual property protection may be unavailable or limited in some foreign countries.

Competition. A number of competitors and potential competitors may be developing similar and related music copy protection systems. The Company's technology may not achieve or sustain market acceptance, or may not meet, or continue to meet, the demands of the music industry. It is possible that there could be significant consumer resistance to audio copy protection, as consumers may feel that they are entitled to copy audio CDs. It is not clear what the reaction of the major music labels would be to any consumer resistance. If the market for music CD copy protection fails to develop, or develops more slowly than expected, or the Company's products do not achieve or sustain market acceptance or if there is consumer resistance to the technology, the business would be harmed. If the Company can't compete successfully against competitive technologies that may be developed in the future the business will be harmed.

The Company has no Revenues and is Currently Operating at a Loss. The Company will need to raise additional capital through the placement of its securities or from debt or equity financing. If the Company is not able to raise such financing or obtain alternative sources of funding, management will be required to curtail operations. There is no assurance that the Company will be able to continue to operate if additional sales of its securities cannot be generated or other sources of financing located.

Limited History of Operations. The Company has only a limited history of operations. The Company operations are subject to the risks and competition inherent in the establishment of a relatively new business enterprise in a highly competitive field of technology transfer. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including market acceptance of its products and technologies, market awareness, its ability to promptly and accurately recognize a marketable technology or invention, dependability of an advertising and recruiting network, and general economic conditions. There is no assurance that the Company will achieve its expansion goals and the failure to achieve such goals would have an adverse impact on it.

The Company May Need Additional Financing. Future events, including the problems, delays, expenses and difficulties frequently encountered by startup companies may lead to cost increases that could make the Company's source of funds insufficient to fund the Company's proposed operations. The Company may seek additional sources of capital, including an additional offering of its equity securities, an offering of debt securities or obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to a debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available, from any source, or that it will be available on terms acceptable to the Company, or that any future offering of securities will be successful. The Company could suffer adverse consequences if it is unable to obtain additional capital when needed.

Trademark Protection and Proprietary Marks. The Company may continue pursuing patents and several pending patents as a result for its intellectual property. There is no assurance that the Company will be able to prevent competitors from using the same or similar names, marks, concepts or appearances or that it will have the financial resources necessary to protect its marks against infringing use.

The Company's Intellectual Property and Inventions May become Obsolete. Patent review is usually a lengthy, tedious and expensive process that may take months or, perhaps, several years to complete. With the current rate of technology development and its proliferation throughout the world, those inventions may become commercially obsolete during or after the patent review. There is no assurance that the Company's intellectual property, acquired or developed, may not become obsolete and remain commercially viable.

Commercial Viability of the Company's Current Technologies. The Company was organized to identify, assess, acquire and capitalize on technologies introduced and developed by scientists throughout the world. These technologies are new and in their research and development stage. Generally, it requires a substantial time and resource effort to bring be able to both recognize a commercially successful technology or invention at an early stage and conduct a successful marketing campaign to sell this technology or invention. There is no assurance that all or any of the Company's research and development efforts will result in commercially viable final products.

The Company May Fail to Generate Sufficient Interest in Acquired Technologies. The Company must undertake substantial effort to educate the buying public, consumers and businesses, in the U.S. and worldwide, as to the Company's products and technologies. There is no assurance that the Company will be able to generate interest in and to create and maintain steady demand for its products over time.

Reliance on Future Acquisitions Strategy. The Company expects to continue to rely on acquisitions as a primary component of its growth strategy. It regularly engages in evaluations of potential target candidates, including evaluations relating to acquisitions that may be material in size and/or scope. There is no assurance that the Company will continue to be able to identify potentially successful companies that provide suitable acquisition opportunities or that the Company will be able to acquire any such companies on favorable terms. Also, acquisitions involve a number of special risks including the diversion of management's attention, assimilation of the personnel and operations of the acquired companies, and possible loss of key employees. There is no assurance that the acquired companies will be able to successfully integrate into the Company's existing infrastructure or to operate profitably. There is also no assurance given as to the Company's ability to obtain adequate funding to complete any contemplated acquisition or that any such acquisition will succeed in enhancing the Company's business and will not ultimately have an adverse effect on the Company's business and operations.

Possible Inability to Finance Acquisitions. In transactions in which the Company agrees to make an acquisition for cash, it will have to locate financing from third-party sources such as banks or other lending sources or it will have to raise cash through the sale of its securities. There is no assurance that such funding will be available to the Company when required to close a transaction or if available on terms acceptable to the Company.

Loss of the Company Key Directors May Adversely Affect Growth Objectives. The Company's success in achieving its growth objectives depends upon the efforts of its directors. Their experience and industry-wide contacts significantly benefit the Company. The loss of the services of any of these individuals may have a material adverse effect on the Company business, financial condition and results of operations. There is no assurance that the Company will be able to maintain and achieve its growth objectives should it lose any or all of these individuals' services.

Failure to Attract Qualified Personnel. A change in labor market conditions that either further reduces the availability of employees or increases significantly the cost of labor could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's business growth is dependent upon its ability to attract and retain qualified research personnel, administrators and corporate management. There is no assurance that the Company will be able to employ a sufficient number of qualified training personnel in order to achieve its growth objectives.

Issuance of Future Shares May Dilute Investors Share Value. The Certificate of Incorporation of the Company authorizes the issuance of 70,000,000 shares of common stock and 1,000,000 shares of preferred stock. The future issuance of all or part of the remaining authorized common or preferred stock may result in substantial dilution in the percentage of the Company's common stock held by the its then existing shareholders. Moreover, any common stock issued in the future may be valued on an arbitrary basis by the Company. The issuance of the Company's shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on any trading market for the Company's common stock.

Penny Stock Regulation. The Company's common stock is deemed to be a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The Company's securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of$1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell the Company's securities. The foregoing required penny stock restrictions will not apply to the Company's securities if such securities maintain a market price of $5.00 or greater. There can be no assurance that the price of the Company's securities will reach or maintain such a level.

ITEM 2. DESCRIPTION OF PROPERTY.

On March 1, 2003, the Company entered into a three year lease for class A office space in Phoenix, Arizona with escalating monthly rental payments every year starting at $3,254 per month during the first year and ending with $3,550 per month in the last year. Under the terms of the lease the Company is required to pay operating costs in excess of the base year 2002 and its pro rata share of property taxes.

In January 2001, the Company purchased media production and factory equipment with the capacity to produce six million 3.5-inch floppy disks per month. Also acquired were leasehold improvements and a lease in Reno, Nevada for office and industrial space for the equipment. The lease was mutually terminated with the landlord during the second quarter of 2002.

Title to Properties

Media Production Equipment

The media production equipment and assets acquired by the Company during January 2001 constitute all of the real, personal, intangible and intellectual property necessary for Fan to engage in the 3.5 inch Micro Floppy Disk finish manufacturing business. The Company holds all of its equipment free and clear of restrictions on, or conditions to, transfer or assignment, and are free and clear of rights of way, covenants, conditions or restrictions. They are also clear of any adverse claims, liens, charges or encumbrances whatsoever.


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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

a. MARKET INFORMATION

Although the Company's common stock is quoted on the OTC Bulletin Board ("QTIG") of the National Association of Securities Dealers, Inc. (the "NASD"), there is currently no established market for such shares; and there can be no assurance that any such market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the overt the counter stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have often been unrelated to the operating performance of companies listed on such exchanges. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. Sales of "restricted securities" under Rule 144 may also have an adverse effect on any market that may develop. See the caption "Sales of Unregistered Securities".


b. HOLDERS

As of March 30, 2003, the Company had 55,377,066 shares of common stock outstanding, held by approximately 500 stockholders.


c. DIVIDENDS

The Company has never declared or paid cash dividends on its common stock and anticipates that future earnings, if any, will be retained for development of its business.


d. RECENT SALES OF UNREGISTERED SECURITIES;USE OF PROCEEDS FROM REGISTERED SECURITIES

The following is information with respect to all unregistered securities sold by the Company within the past three years:

On January 8, 2000 the Company issued 12,007,252 restricted shares of its common stock to four persons for plant, equipment and other assets, including specialized manufacturing equipment, manufacturing set ups, real estate leases, fixtures and related equipment and other property with an estimated fair market value of $3.8 million. Also on that date the Company issued 2,027,198 shares of restricted common stock to one of the persons for $650,000, of which $600,000 was paid by the purchaser's secured promissory note, due in May 2001. Three of the purchasers became directors of the Company. The purchasers represented that they had complete information about the Company and its business and properties and agreed to take the securities for investment. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

On May 31, 2001 the Company issued 182,447 restricted common shares to its officers and directors for reimbursement of expenses and for services provided during the year 2000. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

On May 3, 2002 as consideration for the acquisition of "Digital Content Cloaking Technology(TM)", known as MediaCloQ(TM) or MediaMaker(TM), ("Technology") from Project 1000, Inc., "P1", the Company issued 23,837,710 restricted common shares to P1. The Company recorded the value of the intellectual property at the cost-basis of P1 for accounting purposes. Project 1000, Inc. is a wholly owned subsidiary of SunnComm Technologies, Inc., a publicly owned and traded corporation. These shares were issued by the Company pursuant to the exemption
Section 4(2) of the Act. The certificates evidencing the shares issued to Project 1000, Inc. were marked with a restrictive legend and "stop-transfer" instructions were entered with the Company's transfer agent. No underwriter was involved in the offer of sale of the shares.

On June 15, 2002 the Company issued 1,292,227 restricted common shares for accounting and management services provided during part of 2001 through June 15, 2002. The deemed value of the shares issued was $207,828 which was determined based upon the book value of the Company's common stock, excluding the transaction with P1, at the time of the issuance of the stock. These shares were issued by the Company pursuant to the exemption found in Section 4(2) of the Securities Act of 1933. The certificates evidencing the shares issued were marked with a restrictive legend and "stop-transfer" instructions were entered with the Company's transfer agent. No underwriter was involved in the offer of sale of the shares.

On June 15, 2002 the Company issued 106,119 restricted common shares for un-reimbursed expenses incurred by affiliates through June 15, 2002. The deemed value of the shares issued was $28,313 which was determined based upon the book value of the Company's common stock, excluding the transaction with P1, at the time of the issuance of the stock. These shares were issued by the Company pursuant to the exemption found in Section 4(2) of the Securities Act of 1933. The certificates evidencing the shares issued were marked with a restrictive legend and "stop-transfer" instructions were entered with the Company's transfer agent. No underwriter was involved in the offer of sale of the shares.


e. PROCEEDS FROM SALE OF REGISTERED SECURITIES

In 1998 the Company registered 1,786,741 shares of common stock for a contemplated public offering in Registration No. 333-64448 which was declared effective May 14, 1998. The offering was discontinued in late 1998 because the Company was unable to complete the sale of the minimum number of shares offered. None of the registered shares were sold. In 1999, the Company re-registered the shares with a view towards recommencement of the public offering. Due to deterioration in the market for public companies in the oil and gas business, the offering was again deferred before the post-effective amendment to the registration statement was made effective. During the second quarter of 2000, the Company filed a post-effective registration statement (no. 333-47699) and recommenced the offering, which included shares of common stock and common stock purchase warrants. The offering was completed December 29, 2000 and the Company sold 1,786,741 shares of common stock and 1,786,741 stock purchase warrants, each warrant exercisable to purchase one share of common stock at an exercise price of $.168 per share. Registrant received $300,000 in gross proceeds and a net of $287,000 of offering costs. No underwriters were used in the public offering. The Company utilized all of the proceeds from the offering in connection with start up of the floppy disk business during 2001.


ITEM 6. MANAGEMENT'S PLAN OF OPERATION

In the following discussion we are providing an analysis of our financial condition and the Plan of Operation during the next quarter and the balance of the fiscal year. This discussion should be read in conjunction with our financial statements and the notes thereto. Certain matters discussed below are based on potential future circumstances and developments, which we anticipate or expect, but which cannot be assured. Such forward-looking statements include, but are not limited to, our plans to acquire additional copy protection technology systems from SunnComm and establish a marketing team and customer support center for those products. We also have decided to sell the floppy disk production equipment but do not have a specific plan of liquidation as of the date of this report. We also will continue to search for potential acquisitions that are revenue generating that we believe could enhance their profitability if we were involved in the management of their operation. The actual results which we achieve in our operations could differ materially from the matters discussed in the forward-looking statements.

At January 1, 2001 we had approximately $367,000 in cash and our working capital was approximately $ 314,000.

During the first quarter of the year 2001, we received net cash flow from the gas producing property of approximately $ 16,000.

On January 8, 2001, we acquired approximately $ 3.8 million in media production equipment for 12,007,252 restricted common shares. In conjunction with the transaction, the Company issued 2,027,198 shares of restricted common stock to one of the persons for $650,000, of which $600,000 was paid by the purchaser's secured promissory note. Three of the purchasers became directors of the Company. After this acquisition, our plan of operation to become listed for trading on the OTC Bulletin Board, raise capital in a public offering and use the proceeds to acquire inventory which would be necessary to efficiently and expeditiously fulfill orders that we would seek for the floppy disk manufacturing operation.

Also during the month of January 2001, we disbursed $ 17, 500 for the creation of a customized program to be presented to a company that we believed would use that program on 3.5 inch floppy disks for marketing purposes and contract with us for approximately 500,000 duplicated disks per month. This anticipated contract will generate a higher profit margin than the certification of floppy disks.

During January 2001, we formed a wholly owned subsidiary named Avatar Semiconductor-Research, Inc. to develop new technology in semiconductor and material sciences for the computer industry. During the first quarter of 2001, it acquired two servers in preparation for beginning work during the second quarter. We had anticipated being able to attract highly qualified engineers which would receive significant ownership in the subsidiary and after having achieved certain objectives would be able to control it and raise additional funds in a public offering. Our plan did not work and the two servers were never used during 2001 and 2002.

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

At March 30, 2001, we had approximately $ 78,000 in cash and $ 66,800 in accounts payable. During April 2001, the board settled $ 46,300 in payables by authorizing the issuance of restricted common shares. The remaining $ 20,500 was payable to a director of the Company.

After the first quarter we realized that we would be unable to raise capital because our stock was not trading on any exchange and we did not have a revenue generating operation. Our inability to raise capital meant that we would be unable meet our original plan of operation to acquire inventory which would be necessary to efficiently and expeditiously fulfill orders that we would seek for the floppy disk manufacturing operation. As a result we redefined our plan of operation to generate revenues and income by purchasing and re-selling new and surplus computer equipment.

During the last week of April, we began purchasing new and surplus computer equipment from a variety of suppliers for resale to various wholesale resellers of computer equipment. During July of 2001, we decided not to pursue the business because of our inability to broker transactions with profit margins that would benefit our operation. As a result of this activity we currently own approximately 50 unusable monitors that are in storage.

At June 30, 2002, we had approximately $5,000 in cash and $134,000 in accounts payable.

During the third quarter of 2002, we terminated our business to buy and sell computer equipment and we were unable to commence operations for either the floppy disk plant or our technology company. The only revenue received during the third quarter was from a producing oil well which had been successfully drilled during the year 2000 before the acquisition of the floppy disk manufacturing plant.

At September 30, 2002, we had no cash and approximately $125,000 in accounts payable.

During the fourth quarter of 2001, we re-defined our plan of operation to seek a revenue generating acquisition and apply to the NASDAQ for a trading symbol on the OTC Bulletin Board. During November 2002 we entered into an agreement to acquire Ashworth Keller, LLC, which provided audiovisual services to luxury hotels and resorts. The acquisition was subject to our due diligence and Ashworth Keller, LLC providing us with audited financial statements for their previous two years of operations.

On December 1, 2001 we agreed to sell all of our assets related to the oil and natural gas industry to an entity controlled by a director of the Company. The transaction was deemed effective December 1, 2001, and included all of the Company's undivided interests in producing natural gas wells and adjacent acreage in California and the Company's undivided interest in oil and gas leaseholds, geophysical exploratory data and other nominal assets. Following the transaction, we had no interest in any oil or natural gas assets of any nature. The buyer assumed all of the obligations pertaining to the oil and gas properties and wells by assuming approximately $13,500 in outstanding liabilities relating to the oil and natural gas properties transferred and any future contingent liabilities including well closure, remediation and clean-up, and surrendered 236,331 restricted shares of the Company's common stock owned of record and beneficially by the director to the Company. The deemed value of the shares received was $75,777 and the Company recorded a loss on the transaction of $91,415. The transaction was approved unanimously by the disinterested members of the Board of Directors of Company following an independent evaluation of the properties.

During December 2001, we entered into an Investment Banking Agreement with West America Securities of Westlake Village, California (WUSA) to raise up to $1,000,000 on a best efforts basis and to sponsor us to NASDAQ in order to receive a trading symbol.

At December 31, 2001 we had no cash and $217,676 in current liabilities of which $163,378 was owed to affiliates.

During the first quarter of 2002, we terminated our acquisition agreement with Ashworth Keller, LLC because of their inability to provide us with audited financial statements for their previous two years of operations and their lack of profitability.

On April 25 2002, we received a trading symbol (FNEY) and began trading on May 14, 2002 on the OTC Bulletin Board.

On May 3, 2002, a change of control in our Company occurred. On that date we closed the Asset Purchase Agreement with Project 1000, Inc., a Nevada corporation, pursuant to which we acquired the seller's proprietary technology, consisting of a set of methodologies designed to work together to thwart illegal copying or ripping of optical media and certain related assets. As consideration for the acquisition of the assets, we issued 23,837,710 restricted shares of our $0.001 par value common stock to seller. Project 1000, Inc. is a wholly owned subsidiary of SunnComm Technologies, Inc., a publicly-owned and traded corporation. The shares of our common stock issued to Project 1000, Inc. comprised approximately 52% of our issued and outstanding common stock following the transaction. None of the assets acquired by us constituted plant, equipment or other physical property, as the assets acquired consisted solely of proprietary intellectual property and related intangible assets.

In addition, on May 3, 2002, two persons who were also officers and directors of the Company entered into a Voting Agreement with Project 1000, Inc. Under the Voting Agreement, each of the two directors and Project 1000, Inc. agreed that all of the shares of our common stock owned by the three parties, which total approximated 65% of our outstanding common stock, would vote all of the shares in concert with, and at the direction of, Project 1000, Inc.

At the closing of the Asset Purchase Agreement, we accepted the resignation of one of our directors and agreed to add three persons designated by Project 1000, Inc., to our Board of Directors.

After the acquisition we re-defined our plan of operation to commercialize the intellectual property acquired by licensing certain rights to third parties and by including certain aspects of the technology with products which we may market in the future. We also determined that the disc production facility would be more profitable remaining in Reno, Nevada; therefore, we decided to continue the operation in its current location.

During the second quarter of 2002, the floppy disk equipment was put into storage on a month to month lease agreement. While in storage, we seriously evaluated two potential acquisition candidates that were willing to assist in the set up and operation of the floppy disk equipment if orders were obtained to process. We were unable to come to terms with both candidates or obtain any orders for the plant during 2002; consequently, the equipment remained in storage.

During the first quarter of 2003, we learned from wholesalers that the floppy disk market was in a severe decline and significant orders were unavailable. Due to our lack of capital and marketing expertise, we decided during the second quarter of 2003 to sell the floppy disk equipment but had not developed a plan of liquidation.

During the fourth quarter of 2002, we impaired the Company's Disk Manufacturing segment by $3,033,309. We determined that the revenue potential of this equipment was impaired, since the market for this technology is significantly less than previously projected. The impairment charge represents the difference between the carrying value of the equipment and its market value based on estimated future discounted cash flows. The charge had no impact on the Company's cash flow or its ability to generate cash flow in the future. For 2002, the impairment charge is included in the consolidated statement of earnings under the caption "Impairment on equipment."

The disk manufacturing equipment have been written down to its estimated value based upon the Company operating at 50% capacity over the next twelve months.


During 2002 we purposely kept MediaCloQ off the market because we believed that our best marketing approach would be in South America and we did not have the marketing expertise to pursue such a marketing plan.

Our plan of operation for the year 2003 is to acquire a copy protection system from SunnComm called MediaMax. SunnComm is currently in negotiations with international record companies involving the use of MediaMax in South America and to a limited degree in North America. When SunnComm proves the marketability of MediaMax by successfully obtaining a revenue generating agreement with an international record company it may choose to sell the technology. If so, we plan to exercise our exclusive right of first refusal to purchase or license the technology. The purchase price will be determined by an independent third party valuation. One or two independent valuation experts will be recommended by the Registrant and SunnComm. The final selection of the valuation expert to be used will be made by the auditor of the Registrant.

If we have the contractual right to receive revenue from MediaMax, we will establish a marketing organization to continue marketing MediaMax while contracting with SunnComm to develop updated versions. We would also market MediaCloQ in South America with a different pricing structure than MediaMax because of its different features. We may also contract with SunnComm for revisions to enhance the marketability of MediaCloQ and then commence a marketing campaign.

In the event that the we do not obtain any rights to MediaMax by the end of the third quarter of 2003, we will develop a marketing plan for MediaCloQ. The plan may involve raising capital and contracting with salespersons qualified to market the technology in South America and the Eastern Hemisphere of the world.

During 2002, we decided to keep MediaCloQ off the market until we define a marketing plan. Such a plan could involve selling MediaCloQ in conjunction with MediaMax or establishing a marketing team to sell MediaCloQ as a stand alone product.

On April 10, 2003, our Chief Executive Officer and director, Peter Jacobs, resigned along with William Whitmore. They resigned in order to devote their full time efforts to SunnComm Technologies. Our remaining three directors appointed Wade P. Carrigan as the Chief Executive Officer.

During 2003 we will establish a plan of liquidation for the floppy disk manufacturing equipment and sell the equipment. We will also continue to seek potential acquisition candidates that are revenue producing when we believe our management expertise could increase their profitability.


ITEM 7. FINANCIAL STATEMENTS.

We are filing the following reports, financial statements and notes to financial statements with this annual report. These reports may be found following Item 14 in Part III of this report.


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

Names of Executive                                      Date of     Date of
Officers and Directors   Age    Position              Appointment Resignation
----------------------  -----  ----------            ------------  -------------

Peter H. Jacobs            54  Chairman, C.E.O        May 3, 2002 April 10, 2003
                                & Director

William H. Whitmore, Jr.   43  Vice-President         May 3, 2002 April 10, 2003
                                & Director

Albert A. Golusin (1)      48  Secretary,Treasurer,   January 5, 2001        N/A
                                and Director

William E. Grafham         63  Director               July 2, 1997           N/A

Wade P. Carrigan (1),(2)   46  Director               May 3, 2002            N/A

(1) Member of Audit Committee at December 31, 2002.

(2) Mr. Carrigan became the CEO on April 10, 2003.

Wade P. Carrigan currently is the Chief Financial Officer of Roberts Enterprises, Inc., a livestock brokerage and investment company, and has served as such since 1991. He was previously a commercial loan officer for Valley National Bank specializing in Agribusiness Finance. Currently he owns and operates Wade Co. Investments, a commodity investment company focused on feeder cattle, live cattle, oil and natural gas.

Albert A. Golusin has been a Certified Public Accountant since 1981. He worked with the public accounting firms of Grant Thornton & Company, C.P.A's and Kenneth Leventhal & Company, C.P.A.'s from 1979 through 1994. From 1985 to 1992, Mr. Golusin was the Controller of a public company called N-W Group, Inc. that later became Glenayre Electronics. He was responsible for managing a $40 million cash portfolio, managing the accounting department and preparing the financial statements for reporting to the Securities Commissions in the U.S.A. and Canada. From 1993 to the present, Mr. Golusin has consulted to publicly traded companies or companies preparing to become publicly traded. He received a B.S. in accounting from Brigham Young University in December 1978. He currently serves part-time as the Chief Financial Officer of SunnComm Technologies, Inc. which publicly trades on the pink sheets under the symbol "STEH" and Silverado Financial Corporation which that is publicly traded on the OTC Bulletin Board of NASDAQ.

William E. Grafham has an investment banking background having worked for two major national Canadian Brokerage houses from 1963 until 1977. In 1977 he established operating companies representing West German partnerships investing in natural resources. Offices were set up in Calgary, Alberta; Denver, Colorado; and Vancouver, BC. The Calgary and Vancouver operating companies were eventually merged into larger entities; while the main assets of the Denver operation were sold in 1988. Since 1988 Mr. Grafham, a private investor, has participated in the formation of a number of businesses investing in technology, oil and gas, precious metals and mining, and real estate. Most of these investments have resulted in the companies going public, with involvements in a number of countries. Mr. Grafham is a director of Klinair Environmental Technologies which is a research and development company and trades on the OTC Bulletin Board.

Peter H. Jacobs, has served as the President and C.E.O. of SunnComm Technologies, Inc. from March 2000 to the present. From 1998 to February 2000, he was the principle consultant to, and significant shareholder in, Sunrise
Communications, LLC, an Oregon limited liability corporation. He served as President of FoneAmerica, a nationwide telecommunications company from 1987 to 1997, where he was responsible for the conception, development and rollout of thousands of advanced vending machines in an extremely short period of time. Mr. Jacobs has owned and managed several high technology firms, including
StellarVision International, which pioneered pay-per-view movies in hotels without the need of set-top converters. He has owned and marketed low power television stations in San Diego, among other cities. Mr. Jacobs has authored and published a book on satellite television for non-technical readers, entitled "Everything You Wanted to Know About Satellite Television," and earlier spent several years producing live concerts through his own production company. After his honorable discharge in active duty in the US Army in 1971, Mr. Jacobs studied math and political science at the University of Oregon, and left prior to graduating to start the first electric car dealership on the West Coast, Mini-Energy Systems, Inc. Mr. Jacobs currently is also a director of SunnComm Technologies, Inc. which publicly trades on the pinksheets under the symbol "STEH."

William H. Whitmore, Jr., has worked with SunnComm Technologies from January 2001 to the present. He previously served as Executive Vice President for Ekid Network, Inc., a media content company for children from September 1999 to January 2001. While in this position, Mr. Whitmore managed all aspects of administration, technical development and marketing for the company, which produced educational animated software that enabled children to use the Internet safely. Concurrently, he was the representative for the investment group that funded this project and numerous other business models. Mr. Whitmore managed an extensive portfolio that included restaurants, real estate and one-stop Internet ventures. Prior to joining Ekid Network, Mr. Whitmore was the Vice President of Operations for TCBG from 1977 to August 1999, a manufacturer and marketer of unique products for the children's beverage market. In his role as Vice President of Operations he worked closely with the production and marketing team managing all aspects of product development, purchasing and procurement, shipping and receiving, logistics, customer service and administration. He currently is the C.O.O. and a director of SunnComm Technologies, Inc. which publicly trades on the pinksheets under the symbol "STEH."

On April 10, 2003 Mssrs. Jacobs and Whitmore resigned from the Company in order to devote their full time effort to SunnComm Technologies.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

   Not applicable.

CODE OF ETHICS

The Company has not adopted a Code of Ethics as of the date of this report. Resources and time necessary to adopt written standards reasonably designed to deter wrongdoing have not been available as of the date of this report. The Company plans to engage a consultant to assist in drafting of a Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company for the three fiscal years ended December 31, 2000, 2001 and 2002 awarded, earned or paid to the chief executive officer at December 31, 2002 and all officers and directors, as a group.

                                                      Summary Compensation Table
                                          Annual Compensation       Long Term Compensation
                                    ------------------------------- -----------------------
                                                                     Securities
Name and Principal                                                   Underlying   All Other
Positions at 12/31/02                 Salary    Bonus   Compensation    Options  Compensation
                                     -------    -----   ------------    -------  ------------
William E. Grafham, President
    2000                               - 0 -    - 0 -    $18,000(1)       --        None
John James Shebanow, President
    2001                            $ 62,653    - 0 -    $27,347(2)       --        None
    2002                              13,728    - 0 -    $39,500(2)       --        None
Peter H. Jacobs, President (6)
    2002                            $  - 0 -    - 0 -    $  - 0 -         --        None

Officers and directors, as a group
    2000                            $  6,405    - 0 -    $49,875(3)       --        None
    2001                            $240,000    - 0 -    $50,000(4)       --        None
    2002                            $  - 0 -    - 0 -    $67,000(5)       --        None


     1. An amount of $18,000 was accrued by William Grafham at December 31, 2000 and paid in 2001 with 60,188 restricted common shares for management services provided and out of pocket expenses during the year 2000.

     2. Mr. Shebanow received a total of 395,846 restricted common shares in May of 2002 for the value of his services performed during 2001 in the amount of $27,347 and 2002 in the amount of $39,500 that he elected to receive in the form of non-cash compensation.

     3. Includes 134,103 restricted common shares valued at $43,000, issued to five persons for services as officers, directors and representatives of the Company. Subsequently, one person surrendered 30,875 of the shares for cancellation. The Company accrued a total of $49,875 for compensation to all directors and officers for their services and office costs during the year 2000.

     4.   Includes  155,947  restricted  common shares issued to four directors,
          one  of  which  was  an  officer,   in   satisfaction  of  $50,000  in
          compensation or reimbursements owed to them.

     5. Includes 393,423 restricted common shares issued to two directors, one of which was an officer, in satisfaction of $67,000 in compensation or reimbursements owed to them.

     6. Mr. Jacobs did not receive any compensation directly from the Company as he was paid directly by SunnComm Technologies,Inc which accrued a total of $175,000 for overhead and salaries for two officers and himself for the seven months ended December 31, 2002. He resigned as the C.E.O. and a director on April 9, 2002.


Management Agreement

During the fourth quarter of 2002, Quiet Tiger Inc. agreed to a management agreement with SunnComm,Inc. effective June 15, 2002. This agreement requires Quiet Tiger Inc. to pay SunnComm,Inc. $25,000 a month for the part-time services of Mssrs.Jacobs, Whitmore and Golusin as well as general and administrative costs. The agreement can be cancelled with 30 days notice from either party. At December 31, 2002, Quiet Tiger Inc. owed SunnComm,Inc. $162,500 under the terms of the agreement.



                     Value of Options at December 31, 2002
                    Aggregate Fiscal Year End Option Values
                    ---------------------------------------
                             Number of Securities
                            Underlying Unexercised             Value of
                                   Options at          Unexercised In-the-money
                                Fiscal Year End       Options at Fiscal Year End
                           Exercisable/Unexercisable  Exercisable/Unexercisable
                           -------------------------  --------------------------

Peter H. Jacobs                     -- / --                  $ -- / --
All officers and
directors as a group               -- / 355,539(1)          $ -- / --
================================================================================

     1. A total of 355,539 shares are available under option at $.56 per common share.


Option Grants in the Last Two Fiscal Years

The Company did not grant options during 2001 and 2002.

Stock Option Plan
-----------------
The Company has adopted its 1997  Statutory and  Non-Statutory  Incentive  Stock
Option Plan ("Plan") which authorizes the Company to grant incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, and to grant nonstatutory stock options. The Plan relates to a total of 623,756 shares of common stock. Options relating to 355,539 shares have been issued and are outstanding and all are presently exercisable. No options were granted in 2001 or 2002. The options are exercisable at $.56 per share. A total of 249,501 options expire during January 2003 and the remaining 106,038 expire on October 30, 2007. The outstanding options must be exercised within 10 years from the date of grant and no later than three months after termination of employment or service as a director, except that any optionee who is unable to continue employment or service as a director due to total and permanent disability may exercise such options within one year of termination and the options of an optionee who is employed or disabled and who dies must be exercised within one year after the date of death.

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

The Plan is to be administered by the Company's Board of Directors or a committee thereof which determines the terms of options granted, including the exercise price, the number of shares of common stock subject to the option, and the terms and conditions of exercise. No option granted under the Plan is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by such optionee.

Compensation of Directors
-------------------------
The Company does not pay cash compensation to directors. During 2002, independent directors were not compensated; however, officers that were also directors were compensated as described in the Summary Compensation Table. Four directors of the Company were issued 182,447 shares of restricted common stock of the Company on May 31, 2001 as compensation for services furnished to the Company as an officer or director through December 31, 2000. No compensation was paid to directors for services as directors during 2000 through 2002.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 31, 2002, certain information with respect to the beneficial ownership of the Company's common stock by (i) each director and officer of the Company, (ii) each person known to the Company to be the beneficial owner of 5% or more of the outstanding shares of common stock, with such person's address, and (iii) all of the directors and executive officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.




Name of Beneficial Owner                    Shares beneficially
or Name of Officer or Director                  Owned (1)                Percent
------------------------------           -----------------------         -------

Albert A. Golusin, Secretary and Treasurer    3,885,846(3)                 6.6
668 N. 44'th Street, Suite 248
Phoenix, Arizona 85008

William E. Grafham, Director                  1,422,072 (2)                2.6
Grandview Condominiums #412
Seven Mile Beach
Grand Cayman, BWI

Wade P. Carrigan, Director                    1,250,000(3)                 2.3
P.O. Box 1908
Gilbert, Az. 85299

Robert Atwell                                 5,000,000                    9.0
1000 Ortega Way, Suite C
Placentia, CA. 92870

Project 1000,Inc.                            22,587,710 (5)               40.8
668 N. 44th Street, Suite 248
Phoenix, Az. 85008

John Shebanow                                 3,452,241 (4)                6.2
5355 Capital Court, suite 108
Reno, Nevada 89502

Alex Gassiot                                  5,270,367 (4)                9.1
3550 Barron Way, suite 11B
Reno, Nevada 89511



All officers and directors as a
group (5 persons)                             6,557,918                   11.8



     1. All securities are owned directly and beneficially unless otherwise noted. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of March 31, 2001 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity.

     2.   Includes   62,375   shares  of  common  stock   underlying   presently
          exercisable options and warrants. Also includes the shares owned by companies in which Mr. Grafham has the voting or investment power.

     3.   Includes   43,663   shares  of  common  stock   underlying   presently
          exercisable options.

     4. Shares were acquired in a transaction on January 8, 2001,Mr. Shebanow and Mr. Gassiot were co- managers of APG Associates, LLC.

     5. Shares were acquired in a transaction on May 3, 2002 resulting in a change of control of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

On May 31, 2001 the Company issued a total of 182,447 restricted shares to its officers and directors for reimbursement of expenses and for services provided during the year 2000. The shares issued had a deemed value of $58,500 and were issued by a unanimous directors consent and pursuant to the exemption found in
Section 4(2)of the Securities Act of 1933. William Grafham, President and director, received 47,254 restricted common shares at a deemed value of $ 12,000 for services and 28,645 restricted common shares as reimbursement for $19,500 of expenses incurred for the benefit of the Company. George H. Fancher Jr., Chairman and director, received 47,254 restricted common shares at a deemed value of $12,000 for services. Albert Golusin, Secretary and Treasurer, received 29,647 restricted common shares at a deemed value of $7,500 for accounting and corporate administrative services. Jeff Scott received 29,647 restricted common shares for assisting the Chairman and President in seeking financing for potential oil and gas drilling projects.

On December 4, 2001, Registrant agreed to sell all of its assets related to the oil and natural gas industry to an entity controlled by George H. Fancher Jr., a director of the Registrant. The transaction was deemed effective December 1, 2001, and included all of Registrant's undivided interests in producing natural gas wells and adjacent acreage in California and Registrant's undivided interest in oil and gas leaseholds, geophysical exploratory data and other nominal assets. Following the transaction, the Registrant had no interest in any oil or natural gas assets of any nature. The buyer assumed all of the obligations of the Registrant to pay approximately $13,500 in outstanding liabilities relating to the oil and natural gas properties transferred and any future contingent liabilities including well closure, remediation and clean-up, and surrendered 236,331 restricted shares of Registrant's common stock owned of record and beneficially by George H. Fancher Jr. to the Company. The deemed value of the shares received was $75,777 and the Company recorded a loss on the transaction of $91,415. The disinterested members of the Board of Directors of Registrant following an independent evaluation of the properties approved the transaction unanimously by director consent. The transaction concluded the Company's involvement in the oil and gas business. Furthermore, the Company has no intention to become involved in the oil and gas business at any future time.

On May 3, 2002, the Company acquired from Project 1000 Inc. "P1", a wholly owned subsidiary of SunnComm Technologies, Inc., "Digital Content Cloaking Technology(TM)", known as MediaCloQ or MediaMaker ("P1 Technology"), which is a set of methodologies that are designed to work together to thwart illegal copying or ripping of optical media that complies to IEC 90608 Redbook standards. Each of the methodologies used is meant to work toward defeating the various software products currently available on the market today that are used for the purpose of making illegal copies of CDs or of individual audio tracks. The Assets include, but are not limited to, P1's proprietary property which includes all English and foreign language, all commercial and non-commercial, and all present and future versions thereof, and all required and/or relevant P1 Documentation, Intellectual Property Rights and other proprietary rights therein, and Derivatives thereof that is required and/or relevant to the development of current and future versions. These shares were issued by a unanimous directors consent and pursuant to the exemption found in Section 4(2) of the Securities Act of 1933. The Company issued 23,837,710 restricted common shares to P1 for the P1 Technology resulting in a change of control of the Company. The P1 Technology was recorded by the Company at P1's cost.

On June 15, 2002 the Company issued to Albert Golusin, the Chief Financial Officer and a Director, 544,396 restricted common shares for accounting and corporate administrative services provided during part of 2001 through June 15,2002. The deemed value of the shares issued was $91,634. The Company also issued 60,348 restricted common shares as reimbursement for expenses incurred on behalf of the Company. The deemed value of the shares issued was $10,514. The deemed value of the restricted common shares issued was determined based upon the book value of the Company's common stock, excluding the transaction with P1, at the time of the issuance of the stock. These shares were issued by a unanimous directors consent and pursuant to the exemption found in Section 4(2) of the Securities Act of 1933.

On June 15, 2002 the Company issued to John Shebanow, a former officer and director at that time, 395,846 restricted common shares for corporate operational services provided during part of 2001 through June 15,2002. The deemed value of the shares issued was $66,847. The deemed value of the restricted common shares issued was determined based upon the book value of the Company's common stock, excluding the transaction with P1, at the time of the issuance of the stock. These shares were issued by a unanimous directors consent and pursuant to the exemption found in Section 4(2) of the Securities Act of 1933.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.


a. Exhibits. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:


Exhibit No. Description and Method of Filing
----------  -----------

    3.1 Restated Articles of Incorporation of Eastern Star Mining, Inc., as filed with the Nevada Secretary of State February 7, 1997. (1)

    3.2 Certificate of Amendment of Articles of Incorporation of Eastern Star Mining, Inc., as filed with the Nevada Secretary of State May 19, 1997. (1)

    3.3 Certificate of Amendment of Articles of Incorporation of Eastern Star Mining, Inc., as filed with the Nevada Secretary of State May 28, 1997. (1)

    3.4 Certificate of Amendment of Articles of Incorporation of Eastern Star Holdings, Inc., as filed with the Nevada Secretary of State December 10, 1997. (1)

    3.5   Bylaws of Company adopted December 31, 1997. (1)

    3.6 Certificate of Change to the Authorized Shares of Fan Energy, Inc., as filed with the Nevada Secretary of State December 27, 2001 as filed on Form 8-K dated December 21, 2001.

    3.7 Certificate of Change to the Authorized Shares of Fan Energy, Inc., as filed with the Nevada Secretary of State June 28, 2002 as filed on
          Exhibit 3(I) 1 on Form 8-K dated June 28, 2002.

    10.1 Letter Agreement dated August 27, 1997 between Company and George H. Fancher Jr. d/b/a Fancher Oil Company. (1)

    10.2 Agreement With Arizona Corporate Management, Inc. dated November 1, 1998. (1)

    10.3  1997 Incentive and Nonstatutory Stock Option Plan. (1)

    10.4 Letter regarding conflicts of interest dated March __, 1998 between Company and George H. Fancher Jr. (1)

    10.5  Form of Subscription  Agreement for certain  officers and consultants.
          (1)

    10.6  Agreement with Albert Golusin. (1)

    10.7  Participation  Agreement  dated  October 1, 1998 with Fancher Oil LLC.
          (2)

    10.8  Indemnification Agreement with George H. Fancher Jr. (2)

    10.9 Agreement dated May 6, 1999 with George H. Fancher Jr. Incorporated by reference to Exhibit 10.9 to Registration 333-47699.

    10.10 Warrant Agency Agreement. Incorporated by reference to Exhibit 10.9 to Registration 333-47699.

    10.11 Subscription Agreement and attached promissory note, incorporated by reference to Exhibit 10.1 to Form 8-K dated January 8, 2001.

    10.12 Letter   Agreement  to  purchase   assets,   dated  January  5,  2001,
          incorporated by reference to Exhibit 10.2 to Form 8-K dated January 8, 2001.

    10.13 Sale of oil and gas properties on Exhibit 10.13 on Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

    10.14 Asset Purchase  Agreement with Project 1000, Inc. dated May 3, 2002 on
          Exhibit 10.1 (3)

    10.15 Amendment # 1 to Asset Purchase Agreement with Project 1000, Inc. dated May 3, 2002 on Exhibit 10.2 (3)

    10.16 Amendment # 2 to Asset Purchase Agreement with Project 1000, Inc. dated May 3, 2002 on Exhibit 10.3 (3)

    10.17 Voting  Agreement with Project 1000, Inc. dated May 3, 2002 on Exhibit
          10.4 (3)

    21.1 Subsidiary of the Registrant on Exhibit 21.1 on Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.


     (1) Incorporated by reference to Registration Statement No. 33-64448 on Form SB-2, which became effective May 14, 1998.


     (2) Incorporated by reference to Exhibit 10.7 on Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

     (3)  Incorporated by reference on Form 8-K dated May 7, 2002.

99   Certification of Chief Executive Officer and Chief Financial Officer.

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Quiet Tiger Inc., formerly known as Fan Energy Inc., for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Peter H. Jacobs, Chief executive officer and Albert A. Golusin, chief financial officer, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.


                                    /s/Wade P. Carrigan
                                 ----------------------
                                 Name: Wade P. Carrigan
                                 Date: April 15, 2003


                                    /s/Albert A. Golusin
                                 -----------------------
                                 Name: Albert A. Golusin
                                 Date: April 15, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Corporation for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

__________________




(b) Reports on Form 8-K.

The Registrant filed no reports on Form 8-K during the fiscal quarter ending December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's Exchange Act report is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in the evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation if the Company disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in the factors that could significantly affect the internal controls subsequent to the date the company completed its evaluation.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                QUIET TIGER INC.


Date: April 15, 2001                     By /s/ Wade P. Carrigan
     ---------------                        ------------------------
                                                Wade P. Carrigan
                                                Chief Executive Officer


Date: April 15, 2001                    By /s/ Albert Golusin
      --------------                       -------------------------
                                               Albert A. Golusin,
                                               Principal Accounting
                                               Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 15, 2001                By /s/ William E. Grafham
                                         ----------------------------------
                                           William E. Grafham   Director

Date: April 15, 2001               By /s/ Wade P. Carrigan
                                         ----------------------------------
                                          Wade P. Carrigan  Director

Date: April 15, 2001                By /s/ Albert Golusin
                                         ----------------------------------
                                           Albert Golusin  Director

CERTIFICATION

I, Wade P. Carrigan, Chief Executive Officer of Quiet Tiger Inc., formerly Fan Energy Inc., certify that:

1.   I have reviewed this annual report on Form 10-KSB of Quiet Tiger Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003

/s/ WADE P. CARRIGAN
---------------------
    Wade P. Carrigan
    Chief Executive Officer


CERTIFICATION

I, Albert A. Golusin, Chief Financial Officer of Quiet Tiger Inc., formerly Fan Energy Inc., certify that:

1.   I have reviewed this annual report on Form 10-KSB of Quiet Tiger Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ ALBERT A. GOLUSIN
---------------------
    Albert A. Golusin
    Chief Executive Officer

                          INDEX TO FINANCIAL STATEMENTS
1.  Financial Statements:
     Independent Auditor's Report .......................................... F-1
     Balance Sheet December 31, 2002 ....................................... F-2
     Statements of Operations Years ended December 31, 2001 and 2002 and Cumulative Amounts from Inception to December 31, 2002 .....F-3-F-4
     Statement of Stockholders' Equity Years Ended December 31,
          1997, 1998, 1999, 2000, 2001 and 2002 ........................ F-5-F-8
     Statements of Cash Flows Years ended December 31, 2001 and 2002 and Cumulative Amounts from Inception to December 31, 2002 ..... F-9-F-12
     Notes to Financial Statements.................................... F-13-F-28
2.  Schedules
     None

                          INDEPENDENT AUDITOR'S REPORT


                    [James C. Marshall, CPA, P.C. Letterhead]

                          INDEPENDENT AUDITOR'S REPORT

To The Board of Directors and Stockholders
Quiet Tiger Inc. (formerly Fan Energy Inc.)

We have audited the accompanying consolidated balance sheet of Quiet Tiger Inc., formerly Fan Energy Inc., (a development stage company) and its consolidated subsidiary as of December 31, 2002 and the related consolidated statements of operations, stockholder's equity and cash flows for the two years then ended and the period from reactivation, January 1, 1997, to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quiet Tiger, Inc. and its consolidated subsidiary as of December 31, 2002 and the results of their operations and their cash flows for the two years then ended and the period from reactivation, January 1, 1997, to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations and has liquidity issues which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              /s/ JAMES C. MARSHALL
                                              --------------------------------
                                                  JAMES C. MARSHALL, CPA, P.C.
Scottsdale, Arizona
April 14, 2003

                                QUIET TIGER INC.
                           (formerly Fan Energy Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002

                                     ASSETS
                                     ------
CURRENT ASSETS:

   Cash                                                        $         --
                                                                -----------
Total current assets                                                     --

OTHER ASSETS:
   Equipment-net                                                $ 1,000,000
   Intellectual Property                                            674,629
                                                                -----------
Total assets                                                    $ 1,674,629
                                                                ===========


LIABILITIES
  CURRENT
   Accounts payable                                             $   108,927
   Due to affiliates                                                295,501
                                                                -----------
Total current liabilities                                           404,428
                                                                -----------

Total liabilities                                                   404,428
                                                                -----------
STOCKHOLDERS' EQUITY

 Preferred stock, $.01 par value,
   5,000,000 shares authorized, none issued
Common stock, $.001 par value, 59,256,573 shares                     44,961
   authorized, 44,961,109 issued and 2,349,600
   outstanding at December 31, 2002 and 2001
Additional paid-in capital                                        7,312,923
Additional paid-in capital stock options                            100,500
(Deficit) accumulated during the development stage               (6,188,183)
                                                                -----------
Total stockholders' equity                                        1,270,201
                                                                -----------
Total liabilities and stockholders' equity                      $ 1,674,629
                                                                ===========

See accompanying notes to these consolidated financial statements.

                                QUIET TIGER INC.
                           (formerly Fan Energy Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATION

                                                                     Cumulative
                                                     For the 12    from January 1,
                                                  months ended   1997 (Inception)
                                                ----------------  to December 31,
                                              2002          2001          2002
                                              ----          ----   ---------------
REVENUES
--------
Floppy disk sales                       $       --     $  56,094         $  56,094
                                        ----------    ----------        ----------
Total Revenue                                   --        56,094            56,094

COST OF SALES
-------------
Cost of floppy disk sales                       --       (52,265)          (52,265)
                                        ----------    ----------        ----------
Total Cost of Sales                             --       (52,265)          (52,265)

Gross Profit                                    --         3,829             3,829

OPERATIING EXPENSES
-------------------
Impairment on equipment                  3,033,309            --         3,033,309

General and administrative                 440,394       463,168         1,023,562

Depreciation                                 2,488        14,604            17,092
                                        ----------    ----------        ----------
Total Operating Expenses                 3,476,191       477,772         4,073,963

OTHER INCOME (EXPENSE)
---------------------
Interest expense                                 0           332             8,978
Interest revenue                           (15,125)      (33,141)          (48,266)
                                        ----------    ----------      ----------
Total Non-Operating expenses               (15,125)      (32,809)          (39,288)

(Loss) income from continuing           (3,461,066)     (441,134)       (4,030,846)
   operations

DISCONTINUED OPERATION
----------------------
(Loss) income from discontinued                 --       (34,870)         (508,220)
   operation, net

Loss from impairment of assets                  --            --        (1,557,702)
   on discontinued operation

Loss on disposal of discontinued                --       (91,415)          (91,415)
   operation, net
                                        ----------    ----------        ----------

                                      F-3

   QUIET TIGER INC.
                           (formerly Fan Energy Inc.)
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF OPERATION - CONTINUED

(Loss) from discontinued operations             --      (126,285)       (2,157,337)
                                        ----------   -----------        ----------
<
NET (LOSS)                             $(3,461,066)   $ (567,419)       $6,188,183)
                                        ==========    ==========        ==========
(LOSS) INCOME PER SHARE:
   (Loss) per share from continuing    $     (0.09)   $    (0.02)
                                        ==========    ==========
      operation

   (Loss) per share from discontinued                 $    (0.01)

      operation

   (Loss) per share                    $     (0.09)   $    (0.03)
                                        ==========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:    37,349,058    21,703,451
                                        ==========    ==========

See accompanying notes to these consolidated financial statements.

                                       F-4

                                QUIET TIGER INC.
                           (formerly Fan Energy Inc.)
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Years ended December 31, 1997 through 2002

                                                     Common Stock
                                                ---------------------     Additional
                                                                           Paid-In
                                                Shares         Amount       Capital
                                                ------         ------     ----------
Balance January 1, 1997 ................       493,593    $       494    $   504,154
Reclassification of deficit pursuant
  to quasi reorganization ..............            --             --       (504,648)
Sale of common stock and warrants
  pursuant to private placement at $.31
  per unit .............................     1,599,036          1,600        498,400
Issuance of common stock for services
  issued for $.31 per share ...........        159,906            160         49,840
Sale of common stock and warrants
  pursuant to private placement at $.78
  per unit .............................     1,279,223          1,279        998,721
Costs of private placement offering ....            --             --        (52,869)
Issuance of common stock for property ,
  valued at $.21 per share ............      1,439,129          1,439        298,561
Issuance of common stock for warrants
  for offering costs ...................            --             --          4,545
Issuance of stock options ..............            --             --          2,332
Net (loss) for the year ended December
31, 1997 ...............................            --             --             --
                                           -----------    -----------    -----------
Balance December 31, 1997 ..............     4,970,887          4,972      1,799,036
Issuance of common stock for services
  issued for $.31 per share ...........        137,514            137         42,863
Exercise of common stock warrants for
  cash at $.31 per share ..............      1,320,804          1,321        411,679
Net (loss) for the year ended December
 31, 1998 ...............................           --             --             --
                                           -----------    -----------    -----------
Balance December 31, 1998 ..............     6,429,205          6,430      2,253,578

Conversion of payables to common stock
  by officers, valued at $.35 per share        127,795            127         44,826
Forgiveness of debt by officer/director           --             --           22,000
Return of common stock by
 officers/directors .....................     (511,698)          (512)           512
Net (loss) for the year ended December
 31, 1999 ...............................           --             --             --
                                           -----------    -----------    -----------
Balance December 31, 1999 ..............     6,045,302          6,045      2,320,916


                                QUIET TIGER INC.
                           (formerly Fan Energy Inc.)
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY-CONTINUED
                   Years ended December 31, 1997 through 2002


                                                     Common Stock
                                                ---------------------     Additional
                                                                           Paid-In
                                                Shares         Amount       Capital
                                                ------         ------     ----------
Issuance of common stock in public
 offering ...............................    1,786,741          1,787        298,213
Cost of public offering ................            --             --        (12,456)
Net (loss) for the year ended December
31, 2000 ...............................            --             --             --
                                           -----------    -----------    -----------
Balance December 31, 2000 ..............     7,832,043          7,832      2,606,673
Shares issued for media production
 equipment ..............................   12,007,252         12,007      3,837,993
Shares purchased in private placement ..       155,938            156         49,844
Shares issued under Secured Note .......     1,871,260          1,871        598,129
Secured Note receivable ................            --         (1,871)      (598,129)
Shares issued for services .............       182,447            183         58,317
Acquisition of shares from sale of oil
 properties .............................           --             --             --
Net (loss) for the year ended December
 31, 2001 ...............................           --             --             --
                                           -----------    -----------    -----------
Balance December 31, 2001 ..............    22,048,940    $    20,178    $ 6,552,827
Shares issued for services .............     1,292,227          1,292        206,536
Shares issues for expenses .............       106,119            106         28,207
Shares issued for intellectual
 Property ...............................   23,837,710         23,838        650,791
Cancellation of shares issued under
Secured note ...........................    (1,871,260)
Acquisition of treasury shares for
Interest under cancellation secured
 note ...................................
Cancellation of treasury shares ........      (452,627)          (453)      (125,438)
Net (loss) .............................
                                           -----------    -----------    -----------
Balance December 31, 2002 ..............    44,961,109    $    44,961   $  7,312,923
                                           ===========    ===========    ===========


                                QUIET TIGER INC.
                           (formerly Fan Energy Inc.)
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED
                   Years ended December 31, 1997 through 2002

                                              Deficit
                                            Accumulated
                                               During
                                            Development       Treasury        Stock
                                               Stage            Stock        Options       Total
                                            -----------       --------       -------       -----
Balance January 1, 1997 ................   $  (504,648)   $      --      $      --     $      --
Reclassification of deficit pursuant
  to quasi reorganization ..............       504,648           --             --            --
Sale of common stock and warrants
  pursuant to private placement at $.31
  per unit .............................          --             --             --         500,000
Issuance of common stock for services
  issued for $.31 per share ...........           --             --             --          50,000
Sale of common stock and warrants
  pursuant to private placement at $.78
  per unit .............................          --             --             --       1,000,000
Costs of private placement offering ....          --             --             --         (52,869)
Issuance of common stock for property ,
  valued at $.21 per share ............           --             --             --         300,000
Issuance of common stock for warrants
  for offering costs ...................          --             --             --           4,545
Issuance of stock options ..............          --             --          100,500       102,832
Net (loss) for the year ended December
 31, 1997 ...............................     (199,232)          --             --        (199,232)
                                           -----------    -----------    -----------   -----------
Balance December 31, 1997 ..............      (199,232)          --          100,500     1,705,276
Issuance of common stock for services
  issued for $.31 per share ...........           --             --             --          43,000
Exercise of common stock warrants for
  cash at $.31 per share ..............           --             --             --         413,000
Net (loss) for the year ended December
 31, 1998 ...............................   (1,456,553)          --             --      (1,456,553)
                                           -----------    -----------    -----------   -----------
Balance December 31, 1998 ..............    (1,655,785)          --          100,500       704,723
Conversion of payables to common stock
  by officers, valued at $.35 per share           --             --             --          44,953
Forgiveness of debt by officer/director           --             --             --          22,000
Return of common stock by
 officers/directors .....................         --             --             --            --
Net (loss) for the year ended December
 31, 1999 ...............................     (435,547)          --             --        (435,547)
                                           -----------    -----------    -----------   -----------
Balance December 31, 1999 ..............    (2,091,332)          --          100,500       336,129


                                QUIET TIGER INC.
                           (formerly Fan Energy Inc.)
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED
                   Years ended December 31, 1997 through 2002

                                              Deficit
                                            Accumulated
                                               During
                                            Development       Treasury        Stock
                                               Stage            Stock        Options       Total
                                            -----------       --------       -------       -----
Issuance of common stock in public
 offering ...............................         --             --             --         300,000
Cost of public offering ................          --             --             --         (12,456)
Net (loss) for the year ended December
31, 2000 ...............................       (68,366)          --             --         (68,366)
                                           -----------    -----------    -----------   -----------
Balance December 31, 2000 ..............    (2,159,698)          --          100,500       555,307
Shares issued for media production
 equipment ..............................         --             --             --       3,850,000
Shares purchased in private placement ..          --             --             --          50,000
Shares issued under Secured Note .......          --             --             --         600,000
Secured Note receivable ................          --             --             --        (600,000)
Shares issued for services .............          --             --             --          58,500
Acquisition of shares from sale of oil
 properties .............................         --      $    75,777)          --         (75,777)
Net (loss) for the year ended December
 31, 2001 ...............................     (567,419)          --             --        (567,419)
                                           -----------    -----------    -----------   -----------
Balance December 31, 2001 ..............   $(2,727,117)   $   (75,777)   $   100,500   $ 3,870,611
Shares issued for services .............          --             --                        207,828
Shares issues for expenses .............          --             --             --          28,313
Shares issued for intellectual
 property ...............................         --             --             --         674,629
Cancellation of shares issued under
Secured note ...........................          --             --             --            --
Acquisition of treasury shares for
Interest under cancellation secured                           (50,114)          --         (50,114)
 note ...................................         --             --             --            --
Cancellation of treasury shares ........          --          125,891           --            --
Net (loss) .............................    (3,461,066)                                 (3,461,066)
                                           -----------    ----------------------------------------
Balance December 31, 2002 ..............   $(6,188,183)   $      --       $  100,500    $1,270,201
                                          ============   ============    ===========   ===========

       See accompanying notes to these consolidated financial statements.

                                QUIET TIGER INC.
                           (formerly Fan Energy Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2001 and 2002

                                                                                      Cumulative
                                                                                     Amounts from
                                                                                   January 1, 1997
                                                                                          to
                                                                2002       2001    December 31, 2002
                                                              -------     -------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss) income for the period ...................   $ (3,461,066) $ (567,419)     $(6,188,183)
   Adjustments to reconcile net
     cash used by operations:
       Loss from discontinued operation, net ..............     --         34,870          508,220
       Impairment of assets on discontinued operation .....     --          --           1,557,702
       Loss on sale of discontinued operation .............     --         91,415           91,415
       Impairment of equipment ............................ 3,033,309       --           3,033,309
       Depreciation ......................................      2,488      14,604           17,092
       Fair value of stock options issued ................      --           --            102,832
       Common stock issued for services ...................   236,141      58,500          432,594
       Treasury Stock received for interest ...............   (50,114)       --            (50,114)
       Forgiveness of payable by officer/director ........      --           --             22,000
Changes in assets and liabilities:
       (Increase)/decrease  in  receivable from affiliates .   34,989     (34,989)            --
       (Increase)/decrease  in  prepaid expenses ...........   49,500     (49,500)            --
       (Increase)/decrease  in equipment ...................  (32,000)       --            (32,000)
       Increase/(decrease) in accounts payable .............   54,630      49,961          104,591
       Increase/(decrease) in payable to affiliates ........  132,123     143,018          275,141
                                                            ---------  ----------      -----------
Net cash (used) by operating activities ...................     --       (259,540)        (125,401)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for equipment & tenant improvements .............     --       (168,402)        (168,402)
                                                           ---------- -----------      -----------
Net cash (used) in investing activities ..................      --       (168,402)        (168,402)
                                                           ---------- -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from exercise of common stock warrants ..........      --           --            413,000
Proceeds from sale of common stock .......................      --           --          1,800,000
Cash paid for offering costs .............................      --           --            (60,780)
Proceeds from sale of common stock under note ............      --         50,000           50,000
                                                          -----------  ----------      -----------
Net cash (used) in financing activities ..................      --         50,000        2,202,220
                                                          -----------  ----------     ------------

                                       F-9

                                QUIET TIGER INC.
                            (formerly Fan Energy Inc
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
                     Years ended December 31, 2001 and 2002

                                                                                     Cumulative
                                                                                    Amounts from
                                                                                   January 1, 1997
                                                                                            to
                                                                2002       2001    December 31, 2002
                                                              -------     -------    -------------
Cash (used)  from discontinued operations ................      --         10,886       (1,908,417)

Net Increase (decrease) in cash .........................       --       (367,056)         --
Cash at beginning of period .............................       --        367,056          --
                                                          ----------- -----------      -----------
Cash at end of period ....................................$     --       $   --        $   --
                                                          =========== ===========    =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

Issuance of common stock for equipment .....................    --    $ 3,850,000      $ 3,850,000
Acquisition of 236,331 treasury stock shares in sale
 of discontinued operation .................................    --          --              75,777
Acquisition of 1,871,260 treasury stock shares
 Cancellation of note receivable............................    --          --             600,000
Acquisition of 156,297 treasury stock shares in
 Cancellation of interest on note receivable................    --          --              50,114
Issuance of common stock for intellectual property..........  674,629       --             674,629
Cancellation of 392,628 treasury shares..................... (125,891)      --            (125,891)
Cancellation of 1,871,260 treasury shares...................    --          --            (600,000)

See accompanying notes to these consolidated financial statements.

                                QUIET TIGER INC.
                           (formerly Fan Energy Inc.)
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS -CONTINUED
                     Years ended December 31, 2001 and 2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


During the years ended December 31, 1997,1998,1999,2000,2001 and 2002 the Company paid cash for interest of $6,247, $0, $2,137, $262, $332 and $0, respectively.


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


During the year ended December 31, 1997, the Company:

o issued 1,439,129 shares of common stock, valued at $300,000 ($.21 per share), as partial consideration for unproved oil and gas properties.

o issued 424,152 options to purchase common stock to officers, directors and consultants, valued at $100,500.

o issued 159,906 shares of common stock for services, valued at $50,000 ($.31 per share).

o issued 112,275 warrants to purchase shares of common stock as partial consideration for finder's fees in conjunction with the private placement sale of common stock, valued at $4,545.

During the year ended December 31, 1998, the Company issued 137,514 shares of common stock for services, valued at $43,000 ($.31 per share).


During the year ended December 31, 1999, the Company issued an aggregate 127,795 shares of common stock to officers for accounts payable, valued at $44,953 ($.35 per share); and an officer/director forgave $22,000 in accounts payable.


On January 8, 2000 the Company issued 12,007,252 restricted shares of its common stock to four persons for plant, equipment and other assets, including specialized manufacturing equipment, manufacturing set ups, real estate leases, fixtures and related equipment and other property with an estimated fair market value of $3.8 million. Also on that date the Company issued 2,027,198 shares of restricted common stock to one of the persons for $650,000, of which $600,000 was paid by the purchaser's secured promissory one, due in March 31, 2003. Three of the purchasers became directors of the Company. The purchasers represented that they had complete information about the Company and its business and properties and agreed to take the securities for investment. Certificates representing the shares bear restrictive legends and stop transfer instructions have been placed with the transfer agent. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

                                QUIET TIGER INC.
                           (formerly Fan Energy Inc.)
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS -CONTINUED
                     Years ended December 31, 2001 and 2002

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES-CONTINUED

On May 31, 2001 the Company issued 182,447 restricted shares to its officers and directors for services provided during the year 2000. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.


On December 1, 2001 the Company received 236,331 of its own restricted common shares at a deemed value of $75,777 from a director as part of the sale of all of its oil and gas interests to the same director.


On May 3, 2002 the Company issued 23,837,710 restricted shares of its common stock to Project 1000, Inc., a wholly owned subsidiary of SunnComm Technologies Inc., for all the rights and the intellectual property pertaining to "Digital Content Cloaking Technology(TM)", known as MediaCloQ.


On June 15, 2002 the Company received 156,297 and 1,871,260 of its own restricted common shares for interest receivable of $50,114 and the cancellation of a $600,000 note, respectively, from an affiliate.


Also on June 15, 2002 the Company issued 1,398,346 of its own restricted common shares at a deemed value of $236,141 for unpaid expenses and services rendered through June 15, 2002.

The accompanying notes are an integral part of the financial statements

                                QUIET TIGER INC.
                           (formerly Fan Energy Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years ended December 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND BUSINESS


During the year 2000 Fan Energy Inc. (the "Company") was an independent energy company engaged in the development, exploration and acquisition of oil and natural gas reserves in the western United States. Originally formed as an Idaho corporation in the early 1900s, the Company's predecessor was not successful in the exploration of mining properties. In 1988 the predecessor was merged into a newly-formed Nevada Corporation named Eastern Star, Inc. and it was inactive thereafter, with no assets or liabilities through the end of 1996. In early 1997, the corporation was reactivated when the holder of a majority of the outstanding common stock transferred control of the inactive corporation. The transferee elected new directors and officers and caused the Company to effect a 10-into-1 reverse stock split. The name of the corporation was changed to Fan Energy Inc. in December 1997. On December 24, 2001, the Company effected another reverse stock split of one new common share for each fifteen pre-consolidated shares. On June 28, 2002, the Company effected a forward stock split of 9.3563 shares for 1 share.


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


Its principal activities had been raising capital through the sale of its securities, acquiring undivided minority interests in two oil and natural gas exploratory prospects in California for cash and common stock and one prospect in Wyoming, and commencing the drilling of exploratory and development wells on these properties. During 1999 through 2001 revenue from oil and gas production was received from two wells. On December 1, 2001 the Company agreed to sell all of its assets related to the oil and natural gas industry to an entity controlled by a director of the Company. The transaction was deemed effective December 1, 2001, and included all of the Company's undivided interests in producing natural gas wells and adjacent acreage in California and the Company's undivided interest in oil and gas leaseholds, geophysical exploratory data and other nominal assets. Following the transaction, the Company had no interest in any oil or natural gas assets of any nature. The buyer assumed all of the obligations of the Company to pay approximately $13,500 in outstanding liabilities relating to the oil and natural gas properties transferred and any future contingent liabilities including well closure, remediation and clean-up, and surrendered 236,331 restricted shares of the Company's common stock owned of record and beneficially by the director to the Company. The deemed value of the shares received was $75,777 and the Company recorded a loss on the transaction of $91,415. The disinterested members of the Board of Directors of Company following an independent evaluation of the properties approved the transaction unanimously.

The transaction concluded the Company's involvement in the oil and gas business segment. Furthermore, the Company has no intention to become involved in the oil and gas business at any future time.


On January 8, 2001, the Company acquired plant, equipment and other assets, including specialized manufacturing equipment, manufacturing set-ups, real estate lease, fixtures and related equipment and other property with an estimated fair value of at least $3.8 million from four independent sellers. In consideration for the acquisition of the assets, the Company issued 12,007,252 shares of its restricted common stock to the sellers. The equipment valuation was determined by a discounted cash flow of projected operating income using a maximum cost of funds of 20% per annum. This was further supported by an independent expert's valuation opinion of the replacement value of the equipment. In determining the amount of Company's consideration for the assets, the parties estimated the present fair market value of all such assets to be equivalent to approximately $.32 per share issued. Also on January 8, 2001, the Company sold 2,027,198 shares of restricted common stock to one of the sellers for $650,000, of which $600,000 was paid by the a secured note. The assets acquired by the Company constituted plant, equipment and other physical property intended to be used in the manufacture of 3.5-inch micro floppy disks. None of the assets were previously used in such a business by the sellers.


On May 3, 2002, the Company acquired from Project 1000 Inc. "P1", a wholly owned subsidiary of SunnComm Technologies, Inc., "Digital Content Cloaking Technology(TM)", known as MediaCloQ or MediaMaker ("P1 Technology"), which is a set of methodologies that are designed to work together to thwart illegal copying or ripping of optical media that complies to IEC 90608 Redbook standards. Each of the methodologies used is meant to work toward defeating the various software products currently available on the market today that are used for the purpose of making illegal copies of CDs or of individual audio tracks. The Assets include, but are not limited to, P1's proprietary property which includes all English and foreign language, all commercial and non-commercial, and all present and future versions thereof, and all required and/or relevant P1 Documentation, Intellectual Property Rights and other proprietary rights therein, and Derivatives thereof that is required and/or relevant to the development of current and future versions.. The Company issued 23,837,710 restricted common shares to P1 for the P1 Technology resulting in a change of control of the registrant. The P1 Technology was recorded by the registrant at P1's cost.


GOING CONCERN AND OPERATIONS


The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.


During the second quarter of 2003, the Company decided to discontinue its media production operation by selling all equipment related thereto. In accordance with generally accepted accounting principles, this will represent the discontinuance of a segment of business in the second quarter of 2003. The Company anticipates using any cash proceeds from the sale for operations.

The Company is in the development stage and has not realized significant revenues from its planned operations. As such, the Company, as of December 31, 2002 has incurred net operating losses since reactivation as a development stage company of $6,688,183 and has a deficit working capital of $404,428 which is not sufficient working capital to fund its planned operations during the next twelve months. Additional funding will be required to effectively market MediaCloQ and finance general and administrative expenses. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. In order to meet the Company's continuing financing needs, management of the Company intends to raise working capital through the sale of its disk manufacturing equipment, common stock or other securities, or through other financing.


The Company's consolidated financial statements do not include any adjustments related to the realization of the carrying value MediaCloQ or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company has written down its media production equipment to its estimated net realizable value.


The ability of the Company to continue operations as a going concern is dependent upon its success in obtaining capital through sale of common stock or other securities, selling its media production equipment, financing transactions and ultimately achieving profitable operations.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


RESTATEMENT OF SHARE AMOUNTS


On June 28, 2002, the Company effected a forward stock split of 9.3563 shares for 1 share.


On December 24, 2001, the Company effected a share consolidation of one new common share for each fifteen pre-consolidated shares.


All of the common authorized and issued shares were affected by the consolidation of December 24, 2001 and forward stock split of June 28, 2002. All share amounts in this entire report are stated post reverse of December 24, 2001 and post forward stock split of June 28, 2002 unless otherwise indicated. The Company has restated the prior periods to reflect this share consolidation to January 1, 1997.


PRINCIPLES OF CONSOLIDATION


The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions were eliminated.

INTELLECTUAL PROPERTY

The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. The Compay's intangible assets will be subject to amortization when put into productive use.

LONG-LIVED ASSETS

On January 1, 2002, the Company has adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.


The Company evaluates its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts exceed the fair values of the assets. Assets to be disposed of are reported at the lower of carrying values or fair values, less costs of disposal.


EQUIPMENT


Equipment and Intellectual property are stated at cost. A modified units of production method, that is based upon units produced subject to a certain minimum level, is used to depreciate substantially all disk manufacturing equipment. The straight line method is used for all other equipment. The estimated depreciable lives range from 3 to 10 years for machinery, equipment and fixtures.


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


SHARE BASED COMPENSATION


SFAS No. 123" Accounting for Stock-Based Compensation" defines fair value based methods of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB No. 25 for measurement; and will, pursuant to SFAS No. 123, disclose supplementally the pro forma effects on net income and earnings per share of using the new measurement criteria. (Note 6).


CASH EQUIVALENTS


For purposes of reporting cash flows, the Company considers as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase. On occasion, the Company has cash in banks in excess of federally insured amounts.


NEW TECHNICAL PRONOUNCEMENTS


In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for the Company in the first quarter of 2002. The Company's management does not expect that the application of the provisions of this statement will have a material impact on the Company's consolidated financial statements.


In July 2001, the FASB also issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to cease amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment.

NOTE 3 - ASSET IMPAIRMENT CHARGES


In accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" the Company's disk manufacturing segment recorded an impairment charge during 2002 of $3,033,309 relating to the equipment. The Company determined that the revenue potential of this equipment was impaired, since it now believes that the market for this technology is significantly less than previously projected. The impairment charge represents the difference between the carrying value of the assets and their market value based on estimated future discounted cash flows. The charge had no impact on the Company's cash flow or its ability to generate cash flow in the future. For 2002, the impairment charge is included in the consolidated statement of earnings under the caption "Impairment on equipment."


NOTE 4 - EQUIPMENT


During the second quarter of 2003, the Company decided to sell all floppy disk manufacturing equipment. As a result of the projected discounted cash flow, the Company determined that the asset value was impaired and decreased the carrying value to reflect the net realizable value of the equipment at December 31, 2002 as follows:


Description                      Cost     Impairment  Net Realizable
                                                               Value

3.5" Disk Manufacturing
Equipment                 $ 3,915,721     $3,422,211       $ 493,510
Computers                      86,612         71,636          14,976
                      ---------------  -------------  --------------
                            4,005,844      3,445,126         508,486
Less: accumulated
depreciation                    8,486              0           8,486
                      ---------------  -------------   -------------
                           $3,997,358     $3,445,126      $  500,000
                      ===============  =============   =============

Depreciation Expense for the period ended December 31, 2002 was $2,488

NOTE 5 - INCOME TAXES


The Company does not provide any current or deferred income tax provision or benefit for any period presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance because of the uncertainty regarding the utilization of the net operating loss carryforwards.

At December 31, 2002, the Company had net operating losses of approximately $6,188,000. These net operating loss carryforwards expire between 2017 and 2021 unless utilized by the Company.

                                                             For the year ended
                                                   December 31,    December 31,
                                                         2002            2001
                                                  -------------   -------------

Current Federal income tax benefit                   $  145,000       $ 722,541
                                                   ------------   -------------
Deferred Federal income tax benefit                   1,031,000         529,619
                                                   -----------    -------------
Total current and deferred income tax benefit         1,176,000         192,922

         Valuation allowance                         (1,176,000)       (192,922)
                                                    ------------ --------------
         Benefit of income taxes                     $    --          $    --
                                                     ==========       =========

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


Future realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 34% Federal income tax rate. The realized net operating losses expire over the next twenty years, as follows:

                        Expiration                    Amount $
                        ------------                ------------

                           2017                      $   199,000
                           2018                      $   199,000
                           2019                      $   136,000
                           2020                      $    68,000
                           2021                      $ 2,125,000
                           2022                      $ 3,461,000
                                                    ------------
         Total net operating  loss available         $ 6,188,000
                                                     ===========

NOTE 6 - COMMITMENTS AND CONTINGENCIES


The Company had no commitments or contingent liabilities as of December 31, 2002.


During the first quarter of 2003, the Company entered into a three year lease beginning March 1, 2003. The lease requires a total of $122,472 in minimum rental payments over three years with $39,048 being due during the first twelve month period of the lease.


NOTE 7 - STOCKHOLDERS' EQUITY


COMMON STOCK


In 1997, the Company completed the sale of common stock and warrants pursuant to a private placement as follows:

o 1,599,036 units, at a price of $.31 per unit, consisting of 1,599,036 shares of common stock and warrants to purchase 1,599,036 shares of common stock at an exercise price of $.31 per share before June 2, 1998. Proceeds to the Company were $500,000, before costs of the offering of $430.

o 1,279,223 units, at a price of $.78 per unit, consisting of 1,279,223 shares of common stock and warrants to purchase 1,279,223 shares of common stock at an exercise price of $.94 per share before October 31, 1998 (extended to October 31, 2000 at a reduced exercise price of $.23 per share). Proceeds to the Company were $1,000,000 before costs of the offering of $52,439.


Also,  in  1997  the  Company   issued  shares  of  common  stock  for  non-cash
consideration, as follows:

o 159,906 shares for services, of which 95,944 shares are to officers and directors, valued at $50,000 ($.31 per share).

o 1,439,129 shares to an officer/director as partial compensation for the acquisition of oil and gas prospects, valued at $300,000 ($.21 per share).


In 1998 the Company issued shares of common stock, as follows:

o 137,514 shares for services to officers and directors, valued at $43,000 ($.31 per share which amount was reduced from $.91 per share by the Board of Directors).

o 1,320,804 shares for $413,000 cash ($.31 per share) for exercise of common stock warrants.

In 1999 the Company issued 127,795 shares of common stock to officers and directors, for conversion of $44,952 in accounts payable ($.35 per share); and an officer/director forgave the repayment of $22,000 in accounts payable due to an entity controlled by him; and two directors/officers returned an aggregate 511,698 shares of common stock to the Company for no consideration.


In 2000, the Company completed the sale of common stock and warrants pursuant to a Prospectus as follows:


1,786,741 units, at a price of $.167 per unit, consisting of 1,786,741 shares of common stock and warrants to purchase 1,786,741 shares of common stock at an exercise price of $.167 per share before June 20, 2003. Proceeds to the Company were $ 300,000, before costs of the offering of $ 12,456.


On January 8, 2000 the Company issued 12,007,252 restricted shares of its common stock to four persons for plant, equipment and other assets, including specialized manufacturing equipment, manufacturing set ups, real estate leases, fixtures and related equipment and other property with an estimated fair market value of $3.8 million. Also on that date the Company issued 2,027,198 shares of restricted common stock to one of the persons for $650,000, of which $600,000 was paid by the purchaser's secured promissory one, due in March 31, 2003. Three of the purchasers became directors of the Company. The purchasers represented that they had complete information about the Company and its business and properties and agreed to take the securities for investment. Certificates representing the shares bear restrictive legends and stop transfer instructions have been placed with the transfer agent. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.


On May 31, 2001 the Company issued 182,447 restricted shares to its officers and directors for services provided during the year 2000. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.


On December 1, 2001 the Company received 236,331 of its own restricted common shares at a deemed value of $75,777 from a director as part of the sale of all of its oil and gas interests to the same director.


On May 3, 2002 the Company issued 23,837,710 restricted shares of its common stock to Project 1000, Inc., a wholly owned subsidiary of SunnComm Technologies Inc., for all the rights and the intellectual property pertaining to "Digital Content Cloaking Technology(TM)", known as MediaCloQ.


On June 15, 2002 the Company received 156,297 and 1,871,260 of its own restricted common shares for interest receivable of $50,114 and the cancellation of a $600,000 note, respectively, from an affiliate.


Also on June 15, 2002 the Company issued 1,398,346 of its own restricted common shares at a deemed value of $236,141 for unpaid expenses and services rendered through June 15, 2002.

QUASI REORGANIZATION


Effective January 1, 1997, the stockholders of the Company approved a plan of informal quasi reorganization. Pursuant to the plan, the Company's accumulated deficit of $504,648 as of the date of reorganization was eliminated and charged to additional paid-in capital.


WARRANTS


In 1997, the Company issued 736,032 warrants in conjunction with a private placement.

In 1998 the Company registered 1,871,260 shares of common stock for a contemplated public offering in Registration No. 333-64448 which was declared effective May 14, 1998. The offering was discontinued in late 1998 because the Company was unable to complete the sale of the minimum number of shares offered. None of the registered shares were sold. In 1999, the Company re-registered the shares with a view towards recommencement of the public offering. Due to deterioration in the market for public companies in the oil and gas business segment, the offering was again deferred before the post-effective amendment to the registration statement was made effective. During the second quarter of 2000, the Company filed a post-effective registration statement (no. 333-47699) and recommenced the offering, which included shares of common stock and common stock purchase warrants. The offering was completed December 29, 2000 and the Company sold 1,871,260 shares of common stock and 1,871,260 stock purchase warrants, each warrant exercisable to purchase one share of common stock at an exercise price of $.16 per share. Registrant received $300,000 in gross proceeds and a net of $287,000 of offering costs. The Company utilized all of the proceeds from the offering in connection with start up of the floppy disk business.

At December 31, 2002 the status of outstanding warrants is as follows:

                               Shares      Exercise
            Issue Date    Exercisable      Price     Expiration Date
            ----------    -----------      --------   ---------------
        October 31, 1997      736,032       $ .24      March 31, 2003 (1)
       December 29, 2001    1,871,260       $ .16      June  20, 2003

(1) Subsequent to December 31, 2002 all of these warrants were not exercised and expired.

STOCK OPTION PLAN


In July 1997 the Company adopted its 1997 Statutory and Nonstatutory Incentive Stock Option Plan (the Plan) allowing for the issuance of incentive stock options and nonstatutory stock options to purchase an aggregate 623,753 shares of common stock to directors, officers, employees and consultants of the Company. The Plan is administered by the Board of Directors.


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


The status of outstanding options granted pursuant to the 1997 Plan was as follows:




                         Wtd. Average                Weighted
                          Number of    Exercise    Average Fair      Exercise
                            Shares     Price         Value            Price
                         ---------     --------     -----------     ------------
Options Outstanding at
December 31, 2000         436,630       $.32-$.56          $.51       $.32-$.80
                         ========         =======       =======        ========

Options Outstanding at
 December 31, 2001        436,630       $.32-$.56          $.51       $.32-.80
(436,630 exercisable)
Cancelled                 -81,091       $.32-$.35          $.34      $.32-$.35
                        ---------       ---------   -----------    -------------

Options outstanding at
December 31, 2002
(355,539 exercisable)     355,539         $ .56           $ .56         $.56
                         ========         ======        ===========  ===========

The weighted average remaining contractual life of options outstanding at December 31, 2002 was 4.5 years.

The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for 2001 and 2002 would be unchanged in each year.


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 1997 and 1998: dividend yield of 0%; expected volatility of 0%; discount rate of 5.25%; and expected life of 10 years.


At December 31, 2001 the number of options exercisable was 436,630 and the weighted average exercise price of these options was $.51.


At December 31, 2002 the number of options exercisable was 355,539 and the weighted average exercise price of these options was $.56.


In 1997, the Company recognized as compensation expense $100,500 for 436,630 options issued October 30, 1997 to Officers/Directors, pursuant to APB No. 25, and $2,332 for 10,000 options issued to non-employees, pursuant to SFAS No. 123. Those options were issued at an exercise price of $.22 per share less than the then private placement cost of common stock.


STOCK SPLIT & CONSOLIDATION


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

On June 28, 2002, the Company effected a forward stock split of 9.3563 shares for 1 share.


All of the common authorized and issued shares were affected by the consolidation of December 24, 2001 and forward stock split of June 28, 2002. The Company has restated the prior periods to reflect this share consolidation to January 1, 1997.


NOTE 8 - RELATED PARTY TRANSACTIONS


On May 31, 2001 the Company issued 182,447 restricted common shares to its officers and directors for services provided during the year 2000. The deemed value of the shares issued was $58,500.


On December 1, 2001 the Company agreed to sell all of its assets related to the oil and natural gas industry to an entity controlled by a director of the Company. The transaction was deemed effective December 1, 2001, and included all of the Company's undivided interests in producing natural gas wells and adjacent acreage in California and the Company's undivided interest in oil and gas leaseholds, geophysical exploratory data and other nominal assets. Following the transaction, the Company had no interest in any oil or natural gas assets of any nature. The buyer assumed all of the obligations of the Company to pay approximately $13,500 in outstanding liabilities relating to the oil and natural gas properties transferred and any future contingent liabilities including well closure, remediation and clean-up, and surrendered 236,331 restricted shares of the Company's common stock owned of record and beneficially by the director to the Company. The deemed value of the shares received was $75,777 and the Company recorded a loss on the transaction of $91,415. The transaction was approved unanimously by the disinterested members of the Board of Directors of Company following an independent evaluation of the properties.


At December 31, 2001, the Company owed individual directors and officers an aggregate $163,378 for un-reimbursed expenses and accrued compensation.


On May 3, 2002 the Company issued 23,837,710 restricted shares of its common stock to Project 1000, Inc., "P1", a wholly owned subsidiary of SunnComm Technologies Inc., for all the rights and the intellectual property pertaining to "Digital Content Cloaking Technology(TM)", known as MediaCloQ resulting in a change of control of the Company. The intellectual property was recorded at the sellers cost and include, but are not limited to, P1's proprietary property which includes all English and foreign language, all commercial and non-commercial, and all present and future versions thereof, and all required and/or relevant P1 Documentation, Intellectual Property Rights and other proprietary rights therein, and Derivatives thereof that is required and/or relevant to the development of current and future versions.

On June 15, 2002 the Company received 156,297 and 1,871,260 of its own restricted common shares for interest receivable of $50,114 and the cancellation of a $600,000 note, respectively, from an affiliate.


Also on June 15, 2002 the Company issued 1,398,346 of its own restricted common shares to certain officers and directors at a deemed value of $236,141 for $163,378 of accrued and unpaid expenses and services at December 31, 2001 and $72,763 of services and un-reimbursed expenses in 2002 rendered through June 15, 2002.


NOTE 9 - SEGMENT REPORTING


In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has adopted SFAS No. 131.


Until December 31, 2001, the Company had one reportable segment, oil and gas producing activities. The Company had concentrated its oil and gas exploration and development activities in the western United States, primarily in California and Wyoming. All activities in this segment were with industry partners.


The Company had no oil and gas producing activities during 2002. During 2001, The Company earned revenue from its oil and gas activities of $207,918 for the year ended December 31, 2001. Operating expenses of $247,941 for the year ended December 31, 2001 were attributable to this segment. None of the Company's assets at December 31, 2001 were attributable to the oil and gas activities as they were sold on December 1, 2001.


During 2001, the Company had two reportable segments, the oil and gas producing activities until December 1, 2001, and floppy disk manufacturing activity at December 31, 2001. The Company's total assets of 4,088,287 were attributable to the floppy disk manufacturing activity. Revenues during 2001 attributable to the manufacturing operation were $56,094 and operating expenses and cost of sales were $530,037.


On December 1, 2001, the Company sold all of its producing and non-producing oil and gas properties to a director of the Company. The oil and gas business segment was sold for $89,277 which resulted in a loss on the sale of $91,415. The results of the oil and gas business segment has been reflected as discontinued operation in the accompanying consolidated financial statement.

The historical operating results of the discontinued operation are as follows:

                                                                Cumulative from
                                                                January 1, 1997
                                                                (Inception) to
                                          2001       2000      December 31, 2001
                                  ------------  ---------      -----------------

Net revenue                        $   91,656  $  141,049       $    400,148
(Loss) from discontinued operation,
  Net of income taxes              $ (156,285  $  (38,104)      $ (2,157,337)

The disposition of the oil and gas operation represents the disposal of a business segment under Accounting Principles Board ("APB") Opinion Number 30. Accordingly, results of this operation have been classified as discontinued, and prior periods have been restated, including the reallocation of fixed overhead charges.


At December 31, 2002, the Company did not have any assets related to the oil and gas business segment; however, it had liabilities incurred during 2001 for consulting expenses totaling $4,337.


During 2002, there were no operating expenses attributable to the enhancement or marketing of the Company's Intellectual Property.


The Company did not generate any revenue but incurred $53,856 in expenses directly related to the marketing and overhead of its disk manufacturing plant during 2002. The disk manufacturing equipment's carrying value was reduced to $500,000 which is its estimated net realizable sale value at December 31, 2002. During the second quarter of 2003, the Company decided to sell the disk manufacturing equipment and discontinue its operation.

 NOTE 10 - FINANCIAL INSTRUMENTS


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

NOTE 11 - SUBSEQUENT EVENTS


During  March  2003,  the  Company   decided  to  discontinue  its  floppy  disk
manufacturing operation and sell all of its equipment pertaining to the operation. As a result, the Company wrote down its equipment value to $500,000 at December 31, 2002 which management believes to be its net realizable sales value.