Form 10QSB
period 2003-03-31
QUIET TIGER INC
filed 2003-05-15
CIK 1057024

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 2003

   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from
                                       to

                         Commission file number 0-29049

                                QUIET TIGER, INC.
                           (formerly FAN ENERGY INC.)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                              77-0140428
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


              668 N. 44'th Street, Suite 248 ,  Phoenix, Arizona 85008
               ---------------------------------------------------
               (Address of principal executive offices (zip code))

                                 (602) 267-7500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X            No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                               Outstanding at March 31, 2003
------------------------------                   -----------------------------
Common Stock, par value $0.001                             55,432,778
================================================================================

                                QUIET TIGER, INC.
                               INDEX TO FORM 10-Q

Page PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

        Consolidated Balance Sheet as of March 31, 2003 ...................... 3

        Consolidated Statements of Operation for the three months
        ended March 31, 2003 and 2002 ........................................ 4


        Consolidated Statements of Changes in Stockholders' Equity
        for the three months ended March 31, 2003 and 2002  ...................5


        Consolidated Statements of Cash Flow for the three months
        ended March 31, 2003 and 2002 ........................................ 6


        Notes to Financial Statements ........................................ 8

    Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ................................. 11


    Item 3.   Controls and Procedures ....................................... 14

PART II.  OTHER INFORMATION

    Item 1. Legal Proceedings ............................................... 15

    Item 2. Changes in Securities ........................................... 15

    Item 3. Defaults Upon Senior Securities ................................. 15

    Item 4. Submissions of Matters to a Vote of Security Holders ............ 15

    Item 5. Other Information ............................................... 16

    Item 6. Exhibits and Reports on Form 8-K ................................ 16

Signatures .................................................................. 16

                                QUIET TIGER, INC.
                           CONSOLIDATED BALANCE SHEET
                         ( A Development Stage Company)
                                    UNAUDITED
                                At March 31, 2003

                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash                                                             $     1,108

OTHER ASSETS:
   Equipment & leasehold improvements-net                             1,000,000
   Intellectual property                                                674,629

                                                     --------------------------
Total assets                                                        $ 1,675,737
                                                     ==========================


LIABILITIES
CURRENT
   Accounts payable                                                 $    50,357
   Due to affiliates                                                    344,251
   Debenture payable                                                      5,000
   Accrued interest                                                          52
                                                     --------------------------
Total current liabilities                                               399,660
                                                     --------------------------

STOCKHOLDERS' EQUITY

 Preferred stock, $.001 par value,
   50,000,000 shares authorized, none issued
Common stock, $.001 par value, 350,000,000 shares                        55,433
   authorized, 55,432,778 issued and outstanding
Additional paid-in capital                                            7,408,951
Additional paid-in capital stock options                                100,500
Treasury stock                                                                -
(Deficit) accumulated during the development stage                   (6,288,807)
                                                     --------------------------
Total stockholders' equity                                            1,276,077
                                                     --------------------------

Total liabilities and stockholders' equity                          $ 1,675,737
                                                     ==========================

       See accompanying notes to these consolidated financial statements.

                                QUIET TIGER, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATION
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                    UNAUDITED

                                                                                       Cumulative
                                                        Three months ended            amounts from
                                                             March 31,              January 1,1997 to
                                                       2003             2002          March 31, 2003
                                                -------------------------------- -------------------
REVENUES
Floppy disk sales                                          -                   -              56,094
                                                -------------------------------- -------------------
Total Revenue                                              -                   -              56,094

COST OF SALES
Cost of floppy disk sales                                  -                   -              52,265
                                                -------------------------------- -------------------
Total Cost of Sales                                        -                   -              52,265

Gross Profit                                               -                   -               3,829

OPERATIING EXPENSES
Impairment on equipment                                    -                   -           3,033,309
General and administrative                           100,624              89,892           1,124,186
Depreciation                                               -                 622              17,092
                                                -------------------------------- -------------------
Total Operating Expenses                             100,624              90,514           4,174,587

OTHER (INCOME) EXPENSE
Interest expense                                           -                   -               8,978
Interest revenue                                           -             (8,250)             (48,266)
                                                -------------------------------- -------------------
Total Non-Operating expenses                               -             (8,250)             (39,288)

(Loss) income from continuing                       (100,624)            (82,264)         (4,131,470)
   operations

DISCONTINUED  OPERATION
Loss (income) from discontinued                            -                   -             508,220
   operation, net

Loss from impairment of assets                             -                   -           1,557,702
   on discontinued operation

Loss on disposal of discontinued                           -                   -              91,415
   operation, net
                                                ----------------------------------------------------
Loss from discontinued operations                          -                  -            2,157,337
                                                ====================================================
Net (Loss)                                          (100,624)            (82,264)         (6,288,807)

(LOSS) INCOME PER SHARE:
   (Loss) per share from continuing                    (0.00)              (0.00)
      operation

   (Loss) per share from discontinued                  (0.00)              (0.00)
      operation

   (Loss) per share                                    (0.00)              (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                           45,646,576          22,048,940
                                                ================================

       See accompanying notes to these consolidated financial statements.

                                QUIET TIGER, INC.
                         ( A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                    UNAUDITED

                                                                                         (Deficit)
                                                         Common Stock      Additional   Accumulated
                                                  ----------------------                 During
                                                                             Paid-In    Development  Treasury     Stock
                                                     Shares      Amount      Capital       Stage        Stock   Options        Total
                                                  ----------------------------------------------------------------------------------
Balance at December 31, 2001                         22,048,940  $20,178    $6,552,827  ($2,727,117) ($75,777) $100,500 $ 3,870,611
Net (Loss) for the quarter ended March 31, 2002                                             (82,264)                        (82,264)
                                                  ----------------------------------------------------------------------------------
Balance at March 31, 2002                            22,048,940   20,178     6,552,827   (2,809,381)  (75,777)  100,500   3,788,347
                                                  ==================================================================================



Balance December 31, 2002                            44,961,109   44,961     7,312,923   (6,188,183)        -   100,500   1,270,201
                                                  ----------------------------------------------------------------------------------

  Shares purchased in private placement             265,957          265         4,735                                        5,000
  Shares issued for services                         10,150,000   10,150        91,350                                      101,500
  Shares issued in rounding for forward split            55,712       57           (57)                                           0
Net (Loss) for the quarter ended March 31, 2003                                            (100,624)                       (100,624)
                                                  ----------------------------------------------------------------------------------
Balance at March 31, 2003                            55,432,778   55,433     7,408,951   (6,288,807)        -   100,500   1,276,077
                                                  ==================================================================================

       See accompanying notes to these consolidated financial statements.

                                 FAN ENERGY INC.
                          (A Devlopment Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                    UNAUDITED

                                                                           Three Months Ended          Cumulative from
                                                                               March 31,                  Jan. 1, 1997
                                                                     -------------------------------   (Inception ) to
                                                                           2003           2002           Mar. 31, 2003
                                                                     --------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss) income for the period                                         $(100,624)     $(82,264)        $(6,188,183)
   Adjustments to reconcile net
     cash used by operations:
       (Income) loss from discontinued operation, net                                                           508,220
       Impairment of assets on discontinued operation                                                         1,557,702
       Loss on sale of discontinued operation                                                                    91,415
       Impairment of equipment                                                                                3,033,309
        Depreciation                                                                           622               17,092
        Fair value of stock options issued                                                                      102,832
       Common stock issued for services                                      101,500                            432,594
        Treasury stock received for interest                                                                    (50,114)
        Forgiveness of payable by officer/director                                                               22,000
Changes in assets and liabilities:
       (Increase)/decrease  in  receivable from affiliates                                  (8,250)
       (Increase)/decrease  in  equipment                                                                       (32,000)
       (Increase)/decrease  in  prepaid expenses
       Increase/(decrease) in accounts payable                               (58,570)       23,752              104,591
       Increase/(decrease) in payable to affiliates                           48,750        66,140              275,141
       Increase in accrued interest payable                                       52
                                                                     --------------------------------------------------
Net cash (used) by operating activities                                       (8,892)            -             (125,401)
                                                                     --------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for equipment & tenant improvements                                                                  (168,402)
                                                                     --------------------------------------------------
Net cash (used) in investing activities                                            -             -             (168,402)
                                                                     --------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from exercise of common stock warrants                                                                 413,000
Proceeds from sale of common stock                                             5,000                          1,800,000
Cash paid for offering costs                                                                                    (60,780)
Proceeds from sale of common stock under note                                                                    50,000
Proceeds from sale of debenture                                                5,000
                                                                     --------------------------------------------------
Net cash (used) in financing activities                                       10,000             -            2,202,220
                                                                     --------------------------------------------------


                                 FAN ENERGY INC.
                          (A Devlopment Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                    UNAUDITED
                                  -continued-

Cash provided (used)  from discontinued operations                                 -             -           (1,908,417)

Net Increase (decrease) in cash                                                1,108             -                    -
Cash at beginning of period                                                        -             -                    -
                                                                     --------------------------------------------------
Cash at end of period                                                          1,108             -                    -
                                                                     ==================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for equipment                                                                        3,850,000
Acquisition of 25,259 common shares of treasury stock in                                                         75,777
  sale of discontinued operations
Acquisition of 1,871,260 treasury stock shares in                                                               600,000
  cancellation of note receivable
Acquisition of 156,297 treasury stock shares in                                                                  50,114
  cancellation of interest on note receivable
Issuance of common stock for intellectual property                                                              674,629
Cancellation of 392,628 treasury shares                                                                        (125,891)
Cancellation of 1,871,260 treasury shares                                                                      (600,000)

       See accompanying notes to these consolidated financial statements.

                                QUIET TIGER, INC.
                           (formerly Fan Energy Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2003

     The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles. These financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Forms 10-QSB and 10-KSB filed under its previous name of Fan Energy Inc. with the Securities and Exchange Commission for the year ended December 31, 2002. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

A majority of the shareholders of record on January 21, 2003 voted to amend the Articles of Incorporation of the Registrant to change the name of the Company to Quiet Tiger, Inc. and to change the authorized common shares to 350,000,000 and the authorized preferred shares to 50,000,000 as described in an information statement filed on Form 14C with the Securities and Exchange Commission on January 22, 2003. The Registrant filed with the Secretary of State of Nevada a Certificate of Amended Articles of Incorporation on February 18, 2003. On approximately February 20, 2003 the trading symbol of the Registrant was changed to QTIG.


As shown in the accompanying financial statements, the Company had a net loss of $100,624 for the three months ended March 31, 2003. It has incurred an accumulated deficit of $6,288,807 and has a deficit in working capital of approximately $398,552 as of March 31, 2003. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings, or a combination thereof, and to seek acquisitions which will generate sales volume with operating margins sufficient to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The independent auditor's report on the financial statements for the year ended December 31, 2002 expressed substantial doubt about the ability of the Company to continue as a going-concern.

     The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


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

At December 31, 2002, the Company believed that the equipments net realizable market value approximated $1,000,000 and impaired the carrying value of the equipment and other assets for $ 3,033,309. The equipment is currently idle in a storage facility waiting to be put to productive use.


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

As consideration for the acquisition of the assets, Registrant issued 23,837,710 restricted shares of Registrant's $0.001 par value common stock to seller. P1 is a wholly-owned subsidiary of SunnComm, Inc., a publicly-owned and traded corporation. The shares of Registrant's common stock issued to P1 at the time of the acquisition approximated 53% of Registrant's issued and outstanding common stock following the transaction. At March 31, 2003, P1 owned approximately 41% of the Registrant's issued and outstanding common stock.

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



Debenture Payable

On February 12, 2003 the Company issued a debenture for $25,000 of which $5,000 was received as of March 31, 2003. The debenture accrues interest at 10% per annum and matures in a balloon payment with interest on February 11, 2004. Upon the demand of the Holder, this Debenture shall be automatically converted into shares of the Corporation's common stock at $.01 per share.

Stockholders' Equity

During the first quarter of 2003, the Company issued 150,000 restricted common shares as payment in full to the to a consultant for work performed on a business plan during 2001 at a deemed valued of $1,500.

Also during the first quarter of 2003, the Company issued 10,000,000 unrestricted common shares to a consultant under its S-8 plan at a deemed value of $100,000 for due diligence work and contract negotiations pertaining to acquisition candidates.

The deemed value of the all shares issued were determined based upon the trading value of the Company's common stock at the time of the issuance of the stock.


Related Party Transactions

On January 9, 2003, P1 transferred 1,200,000 of its restricted common shares to a director of the Registrant in a private financing transaction for its parent SunnComm. At March 31, 2003, P1 owned approximately 41% of all outstanding shares of the Registrant.


Subsequent Events

During April 2003, the Company determined a plan of sale for the disc manufacturing equipment and all related assets. The Company is currently seeking potential buyers for the equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The name of the corporation was changed to Fan Energy Inc. in December 1997. The Company conducted no business activities until 1998 when it participated in drilling oil and gas wells. In 1999 the Company received its first revenue from the production from the wells in which it owned an interest. During the year 2000, the Company continued operating as an independent energy company engaged in the exploration and acquisition of crude oil and natural gas reserves. On
December 1, 2001, the Company sold all of its oil and gas interests to a director for 236,331 shares of its own restricted common stock at a deemed value of $75,777 and discontinued its oil and gas exploration business.

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



Results of Operations:

Comparison of Quarter Ended March 31, 2003 and 2002

The Company has not generated any significant revenue from operations during the first three months of 2003 or since its inception. Management's objective during the first quarter of 2003 was to obtain orders for the floppy disk manufacturing plant in order to attract investment capital and to register a consultants stock compensation plan in a registration statement on Form S-8 in order to assist in structuring the Company, performing due diligence and negotiating agreements with potential acquisition candidates.

On January 30, 2003 the Company filed a consultants stock compensation plan in a registration statement on Form S-8 authorizing the issuance of 10,000,000 shares of common stock. During the first quarter of 2003, the Company issued all 10,000,000 shares of common stock to a consultant for assist in structuring the Company, performing due diligence and negotiating agreements with potential acquisition candidates.

During the first quarter of 2003, the Company mutually agreed to terminate negotiations with Technology Alliance Group, L.L.C. and seek other potential acquisitions.

The Company's agreement with Mr. Atwell requires the Company to pay him $50,000 each quarter for consulting services similar to those having been previously rendered until the end of the year. The Company is currently renegotiating the agreement with Mr. Atwell.

During the first quarter of 2003 the Company incurred $100,624 in general and administrative expenses which was primarily comprised of accrued compensation expense of $48,750 to its officers and $50,000 in consulting fees which were paid for with 5,000,000 shares under the registered S-8 plan.

During the entire first quarter of 2002, the Company had no cash and approximately $307,568 in current payables of which $ 229,518 were owed to affiliates. It incurred $89,892 in general and administrative expenses seeking a potential acquisition candidate and paying the overhead for its floppy disk manufacturing plant.



Liquidity and Capital Resources:

At December 31, 2002 the Company had no cash and $ 404,428 in current payables of which $295,501 was owed to affiliates. At March 31, 2003 the Company had approximately $ 1,108 in cash and $ 399,660 in current payables of which $344,251 was owed to affiliates. Although the company could probably settle its debt to affiliates for restricted common stock, it would have approximately $55,409 in debt remaining.

During the first quarter of 2003, the Company raised $5,000 in cash from a private placement of two individuals for 265,957 restricted common shares and $5,000 in cash from the issuance of a convertible debenture. The debenture accrues interest at 10% per annum and matures with a balloon payment with principal and interest on February 11, 2004. Upon the demand of the Holder, this Debenture shall be automatically converted into Shares of the Corporation's common stock at $.01 per share.

The Company reduced its accounts payable by $58,570 by issuing 5,000,000 common shares under the consultants stock compensation plan in a registration statement on Form S-8 and 150,000 restricted common shares to a consultant that performed services pertaining to the preparation of a business plan.

The Company increased amounts due to affiliates during the first quarter by $48,750 for officer salaries.

The Company incurred $52 of interest expense on its debenture outstanding of $5,000 at March 31, 2003.

The Company believes that it has sufficient capital and resources to support operations through the remainder of 2003. It anticipates that the capital requirements for the balance of the period ending December 31, 2003 will require that additional cash be raised from external sources. It believes that this requirement will be met by cash equity and debt investments.


Subsequent Events:

During April 2003, the Company determined a plan of sale for the disc manufacturing equipment and all related assets. The Company is currently seeking potential buyers for the equipment.




Forward Looking Statements:

Certain statements made in this report on Form 10-QSB are "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the
Company to be materially different from any future results implied by such forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such a difference might include: the failure of the registrants efforts to secure additional equity capital, the inability to successfully execute the revised business plan, the success or failure to implement the management to operate possible acquisitions profitably, and the registrant's planned marketing, public relations and promotional campaigns.

Risk Factors:

The Company continues to be subject to a number of risk factors, including the uncertainty of developing a commercial application for its intellectual property, the ability of management to successfully acquire and manage revenue generating operating companies profitably, the need for additional funds, competition, technological obsolescence and the difficulties faced by development stage companies in general.


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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of any proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES

On January 1, 2003 the Company agreed to issue an additional 55,712 common shares to a brokerage firm requiring more shares for shareholders of the Company as result of the forward split from the previous year.

On January 14, 2003 the Company issued 265,957 restricted common shares to two accredited investors for $5,000 in cash. The shares were issued under Section 4(2) of the 1933 Securities Act.

On January 14, 2003 the Company issued 150,000 restricted common shares to a consultant that prepared a business plan valued at $1,500 for the Company during 2002. The shares were issued under Section 4(2) of the 1933 Securities Act.

On January 24, 2003 the Company issued 5,000,000 unrestricted shares and on February 19, 2003 an additional 5,000,000 unrestricted shares under its S-8 plan to an individual at a deemed value of $100,000 for assisting in structuring the Company, performing due diligence and negotiating agreements with potential acquisition candidates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 22, 2003, the Company filed a Definitive Information Statement pursuant to Section 14C of the Securities Exchange Act of 1934 as filed in
Exhibit 22.1.


The  Registrant's  Board  of  Directors   unanimously   approved  the  following
amendments to the company's articles of incorporation:

(a)  increase  the  authorized   shares  of  common  stock  of  the  Company  to
     350,000,000;

(b)  increase the authorized preferred shares of the Company to 50,000,000;and,

(c)  change the name of the Company to Quiet Tiger Inc.; and,


The Registrant has received the consent of a majority of the outstanding shares of its common stock from shareholders of record at the close of business on January 21, 2003 for these amendments. A Schedule 14C Definitive Information Statement was filed with the Securities and Exchange Commission on January 22, 2003 and thereafter mailed to shareholders of record from whom the Registrant did not seek consent. The filing of a Certificate of Amendment of Articles of Incorporation with the Nevada Secretary of State, which put into effect these changes, was done on February 18, 2003.

ITEM 5. OTHER INFORMATION

        Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits


          22.1 Definitive  Information  Statement pursuant to Section 14C of the
               Securities   Exchange   Act  of   1934,filed   January  22,  2003
               incorporated herein by reference.

          23.1 Consent of the O'Neal Law firm dated January 28, 2003 pertaining to the Year a consultants stock compensation plan as filed on Form S-8 Registration Statement under the Securities Act of 1933 filed January 30, 2003 incorporated herein by reference.

          99.1 Certificate  of Chief  Executive  Officer  pursuant  to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

          99.2 Certificate  of Chief  Financial  Officer  pursuant  to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

         Not applicable.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIET TIGER, INC.


     Signatures                      Title                           Date
     ----------                      -----                           ----


/s/ Wade P. Carrigan         Chief Executive Officer           May 15, 2003
------------------------
   Wade P. Carrigan


/s/ Albert A. Golusin        Chief Financial Officer           May 15, 2003
------------------------
   Albert A. Golusin

Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Quiet Tiger, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wade P. Carrigan, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 15th day of May, 2003.


/s/ Wade P. Carrigan
-----------------------------
   Wade P. Carrigan
Chief Executive Officer


                       QUARTERLY CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Wade P. Carrigan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Quiet Tiger, Inc.;

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

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 15th day of May 2003.

/s/ Wade P. Carrigan
-----------------------------
    Wade P. Carrigan
Chief Executive Officer

Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Quiet Tiger, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert Golusin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 15th day of May 2003.

/s/ Albert Golusin
-----------------------------
    Albert Golusin
Chief Financial Officer

                       QUARTERLY CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Albert Golusin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Quiet Tiger,Inc.;

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

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 15th day of May, 2003.

/s/ Albert Golusin
-----------------------------
    Albert Golusin
Chief Financial Officer