Form 10QSB
period 2003-06-30
QUIET TIGER INC
filed 2003-08-11
CIK 1057024

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ________

                         Commission file number 0-29049

                                QUIET TIGER, INC.
                           (formerly FAN ENERGY INC.)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                            77-0140428
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


              668 N. 44th Street, Suite 233, Phoenix, Arizona 85008
               ---------------------------------------------------
               (Address of principal executive offices (zip code))

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

Yes  X    No
   ----     ----
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                               Outstanding at June 30, 2003
------------------------------                   -----------------------------
Common Stock, par value $0.001                             55,432,778
================================================================================

                                QUIET TIGER, INC.
                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                               Page

     Item 1. Financial Statements

          Consolidated Balance Sheet as of June 30, 2003 ..................... 3

          Consolidated  Statements  of  Operation  for the three
          months and six months ended 4 June 30, 2003 and 2002 ............... 4

          Consolidated Statements of Changes in Stockholders'
          Equity for the six months 5 ended June 30, 2003 and 2002 ........... 5

          Consolidated  Statements  of Cash  Flow for the three
          months  and six months ended 6 June 30, 2003 and 2002 ............ 6-7

          Notes to  Consolidated  Financial  Statements for the
          six months ended June 30, 2003 ..................................... 8

     Item 2. Management's  Discussion and Analysis of Financial
             Condition and Results of Operations ............................ 10

     Item 3. Controls and Procedures ........................................ 14

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings .............................................. 15

     Item 2. Changes in Securities .......................................... 15

     Item 3. Defaults Upon Senior Securities ................................ 15

     Item 4. Submissions of Matters to a Vote of Security Holders ........... 15

     Item 5. Other Information .............................................. 15

     Item 6. Exhibits and Reports on Form 8-K ............................... 15

     Signatures ............................................................. 15

                                QUIET TIGER, INC.
                           CONSOLIDATED BALANCE SHEET
                          (A Development Stage Company)
                                  June 30, 2002
                                   (Unaudited)
================================================================================

                                     ASSETS
CURRENT ASSETS:
   Cash                                                        $            898

OTHER ASSETS:
   Equipment & Leasehold Improvements                                 1,000,000
   Intellectual property                                                674,629
                                                               -----------------

Total assets                                                   $      1,675,527
                                                               =================


                                  LIABILITIES
CURRENT
   Accounts Payable                                            $         60,235
   Due to affiliates                                                    382,588
   Debenture payable                                                     15,000
   Accrued interest                                                         363
                                                               -----------------
Total current liabilities                                               458,186
                                                               -----------------


STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value,
   5,000,000 shares authorized, none issued
Common stock, $.001 par value, 350,000,000
   shares authorized, 55,432,778 issued and
   outstanding                                                            55,433
Additional paid-in capital                                             7,408,952
(Deficit) accumulated during the development stage                   (6,347,544)
Additional paid-in capital stock options                                 100,500
                                                               -----------------

Total stockholders' equity                                             1,217,341
                                                               -----------------

Total liabilities and stockholders' equity                     $       1,675,527
                                                               =================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                QUIET TIGER, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                  Cummulative
                                                                                                      from
                                       For the 6 months ended        For the 3 months ended      Jan. 1, 1997 to
                                   June 30,2003    June 30,2002   June 30,2003    June 30,2002    June 30,2003
                                   -------------- --------------- -------------- --------------- ----------------
Revenues

  Floppy disk sales                 $           0  $            0  $           0  $            0  $        56,094
                                   -------------- --------------- -------------- --------------- ----------------
Total revenue                                   0               0              0               0           56,094

Cost of Sales
  Cost of floppy disk sales                     0               0              0               0           52,265
                                   -------------- --------------- -------------- --------------- ----------------
Total cost of sales                             0               0              0               0           52,265

Gross profit                                    0               0              0               0            3,829
                                   -------------- --------------- -------------- --------------- ----------------
Operating expenses
  Impairment on equipment                       0               0              0               0        3,033,309
  General and administrative              157,166         181,295         57,745          91,403        1,181,931
  Depreciation                                  0           1,244              0             622           17,092
                                   -------------- --------------- -------------- --------------- ----------------
Total operating expenses                  157,166         182,539         57,745          92,025        4,232,332
                                   -------------- --------------- -------------- --------------- ----------------
Other Income and Expense
  Interest income                               0          15,125              0           6,875           48,266
  Interest (expense)                       (2,195)            (91)          (992)            (91)          (9,970)
                                   -------------- --------------- -------------- --------------- ----------------
Total non-operating income                 (2,195)         15,034           (992)          6,784           38,296
                                   -------------- --------------- -------------- --------------- ----------------

(Loss) from continuing operations        (159,361)       (167,505)       (58,737)        (85,241)      (4,190,207)

Discontinued Operation
  (Loss) income from discontinued               0               0              0               0         (508,220)
      operation, net
  (Loss) from impairment of asset               0               0              0               0       (1,557,702)
     on discontinued operation
  (Loss) on disposal of discontinued            0               0              0               0          (91,415)
     operation, net
                                   -------------- --------------- -------------- --------------- ----------------
Net (Loss)                          $    (159,361) $     (167,505) $     (58,737) $      (85,241) $    (6,347,544)
                                   ============== =============== ============== =============== ================
Amounts per common share:
(Loss) per share from continuing op.$       (0.00) $        (0.01) $       (0.00) $        (0.00)

(Loss) per share from discontin. op.            -               -              -               -
                                   -------------- --------------- -------------- ---------------
(Loss) per share                    $       (0.00) $        (0.01) $       (0.00) $        (0.00)
                                   ============== =============== ============== ===============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                53,828,327      29,660,049     55,432,778      29,541,535
                                   ============== =============== ============== ===============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                QUIET TIGER, INC.
                         ( A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                    (Deficit)                Additional
                                                                                   Accumulated                 Paid-In
                                                  Common Stock        Additional      During                   Capital
                                            -----------------------     Paid-In    Development      Treasury    Stock
                                              Shares       Amount       Capital        Stage          Stock    Options       Total
                                            ----------------------- ------------ ------------- ------------- ---------- -----------
Balance at December 31, 2001                21,983,562  $    20,112  $ 6,552,893  $ (2,727,117) $    (75,777) $ 100,500 $ 3,870,611
Shares issued for services                   1,292,227        1,292      206,536                                            207,828
Shares issued for expenses                     106,119          106       28,207                                             28,313
Shares issued for intellectual property     23,837,710       23,838      650,791                                            674,629
Cancellation of shares issued under
secured note                                (1,871,260)                                                                           0
Acq. of shares for interest under
cancelled note                                                                                       (50,114)               (50,114)
Cancellation of treasury shares               (392,628)        (393)    (125,498)                    125,891                      0
Net (Loss) for the six months ended June
30, 2002                                                                              (141,001)                             (58,737)
                                            --------------------------------------------------------------------------------------
Balance at June 30, 2002                    44,955,730  $    44,955  $ 7,312,929  $ (2,868,118)  $         0  $ 100,500 $ 4,590,266
                                            ======================================================================================


Balance December 31, 2002                   44,961,109  $    44,961  $ 7,312,924  $ (6,188,183)  $         0  $ 100,500 $ 1,270,202

  Shares purchased in private placement        265,957          265        4,735                                              5,000
  Shares issued for services                10,150,000       10,150       91,350                                            101,500
  Shares issued in rounding for forward
split                                           55,712           57          (57)                                                 0
Net (Loss) for the six months ended June
30, 2003                                                                              (159,361)                             (58,737)
                                            ---------------------------------------------------------------------------------------
Balance at June 30, 2003                    55,432,778  $    55,433  $ 7,408,952  $ (6,347,544) $          0  $ 100,500 $ 1,217,341
                                            =======================================================================================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                QUIET TIGER, INC.
                          (A Devlopment Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                           For the six months       For the three months   Cummulative from
                                                             ended June 30,             ended June 30,      January 1, 1997
                                                      -------------------------- -------------------------  (Inception ) to
                                                           2003          2002         2003         2002      June 30, 2003
                                                           ----          ----         ----         ----   -----------------
OPERATING ACTIVITIES

  Net (loss) income for the period                     $   (159,361) $  (167,505) $   (58,737) $   (85,241)  $   (6,347,544)
   Adjustments to reconcile net
   cash used by operations:

   (Income) loss from discontinued operation, net                 -            -                                    508,220

   Impairment of assets on discontinued operation                 -            -            -            -        1,557,702

   Loss on sale of discontinued operation                         -            -            -            -           91,415
   Impairment of equipment                                                                                        3,033,309

   Depreciation                                                   -        1,245            -          623           17,092
   Fair value of options issued                                                                                     102,832
   Common stock issued for services                         101,500      236,141                   236,141          432,594
   Treasury shares received from affiliate                               (50,114)                  (50,114)               -

   Forgiveness of payables by officer/director                    -            -            -            -           22,000

Changes in assets and liabilities

   (Increase) decrease in receivable from affiliates              -       34,989            -       43,239
   (Increase) decrease  in accounts receivable                    -       (2,430)           -       (2,430)               -
   (Increase) decrease  in prepaid expenses                       -       17,500            -       17,500
    Increase (decrease) in accounts payable                 (48,692)     (10,258)       9,878      (34,010)          60,235
    Increase (decrease) in payable to affiliates             87,088      (59,568)      38,337     (125,708)         382,588
    Increase (decrease) in accrued interest                     363            -          312                           363
                                                      -------------------------- ------------------------- ----------------

Net Cash (Used) by Operating Activities                     (19,102)           -      (10,210)           -         (139,194)
                                                      -------------------------- ------------------------- ----------------



FINANCING ACTIVITIES
Proceeds from sale of debenture                              15,000                    10,000                        15,000
Proceeds from exercise of stock warrants                          -            -                                    413,000
Proceeds from sale of common stock                            5,000            -                                  1,800,000
Cash paid for offering costs                                      -            -                                    (60,780)
Proceeds for sale of stock under note                             -                                                  50,000
                                                      -------------------------- ------------------------- ----------------

     Cash provided from financing activities                 20,000            -       10,000            -        2,217,220
                                                      -------------------------- ------------------------- ----------------

CONSOLIDATED STATEMENTS OF CASH FLOW - continured

INVESTING ACTIVITIES


Cash paid for equipment & improvements                            0            -                                   (168,402)
                                                      -------------------------- ------------------------- ----------------
     Cash (used) in investment activities                         -            -            -            -         (168,402)
                                                      -------------------------- ------------------------- ----------------


Cash provided (used) from discontinued operations                 -            -                                 (1,908,726)


Increase (decrease)  in cash                                    898            -         (210)           -              898

Cash at beginning of period                                       -            -        1,108                             -
                                                      -------------------------- ------------------------- ----------------
Cash at end of period                                  $        898  $         -  $       898  $         -   $          898
                                                      ========================== ========================= ================

Interest expense                                       $      2,195  $        91  $       992  $        91   $       11,173
                                                      ========================== ========================= ================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES

Issuance of common stock for equipment                           $0           $0           $0           $0       $3,850,000
Issance of common stock for intellectual property                $0     $674,629           $0           $0         $674,629
Acquisition of 236,331 treasury stock shares in sale             $0           $0           $0           $0          $75,777
   of discontinued operations
Acquisition of 156,297 treasury stock shares in
settlement                                                       $0      $50,114                                    $50,114
   of interest receivable from affiliate
Cancellation of 392,628 treasury shares                          $0     (125,891)                                 ($125,891)
Acquisition of 1,871,260 treasury shares for                                                                       $600,000
   cancellation of note receivable

Cancellation of 1,871,260 treasury shares                        $0            -                                  ($600,000)

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                QUIET TIGER, INC.
                           (formerly Fan Energy Inc.)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2003

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

As shown in the accompanying financial statements, the Company had a net loss of $159,361 for the six months ended June 30, 2003. It has incurred an accumulated deficit of $6,347,544 and has a deficit in working capital of approximately $457,288 as of June 30, 2003. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings, or a combination thereof, and to seek acquisitions which will generate sales volume with operating margins sufficient to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The independent auditor's report on the financial statements for the year ended December 31, 2002 expressed substantial doubt about the ability of the Company to continue as a going-concern.

The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


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

At December 31, 2002, the Company believed that the equipment's net realizable market value approximated $1,000,000 and impaired the carrying value of the equipment and other assets for $ 3,033,309. The equipment is currently idle in a storage facility waiting to be put to productive use.


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

As consideration for the acquisition of the assets, Registrant issued 23,837,710 restricted shares of Registrant's $0.001 par value common stock to seller. P1 is a wholly-owned subsidiary of SunnComm, Inc., a publicly-owned and traded corporation. The shares of Registrant's common stock issued to P1 at the time of the acquisition approximated 53% of Registrant's issued and outstanding common stock following the transaction. At June 30, 2003, P1 owned approximately 41% of the Registrant's issued and outstanding common stock.

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


Debenture Payable

On February 12, 2003 the Company issued a debenture for $25,000 of which $15,000 was received as of June 30, 2003. The debenture accrues interest at 10% per annum and matures in a balloon payment with interest on February 11, 2004. Upon the demand of the Holder, this Debenture shall be automatically converted into shares of the Corporation's common stock at $.01 per share.

Stockholders' Equity

During the first quarter of 2003, the Company issued 150,000 restricted common shares as payment in full to a consultant for work performed on a business plan during 2001 at a deemed valued of $1,500.

Also during the first quarter of 2003, the Company issued 10,000,000 unrestricted common shares to a consultant under its S-8 plan at a deemed value of $100,000 for due diligence work and contract negotiations pertaining to acquisition candidates.

A private placement was made to two individuals during the first quarter. The Company issued 265,957 restricted common shares in exchange for $5,000.

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


General:

On February 20, 2003, the Company effected a name change and a new CUSIP number. The name was changed from Fan Energy Inc. to Quiet Tiger, Inc. The name change was approved by a majority of the shareholders of the Company on January 21, 2003 as described in a definitive Form 14C as filed with the Securities and Exchange Commission on January 21, 2003.

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

Originally formed as an Idaho corporation in the early 1900s, the Company's predecessor was not successful in the exploration of mining properties. In 1988 the predecessor was merged into a newly-formed Nevada corporation as Eastern Star Mining, Inc. and it was inactive thereafter, with no assets or liabilities through the end of 1996. In early 1997 the corporation was reactivated when the holder of a majority of the outstanding common stock transferred control of the inactive corporation. The transferee elected new directors and officers and caused the Company to effect a 10-into-1 reverse stock split. Thereafter, the Company raised capital through the sale of its securities and acquired an interest in oil and gas properties for cash and common stock.

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

Results of Operations:

Comparison of Six Months Ended June 30, 2003 and 2002

The Company has not generated any significant revenue from operations during the first six months of 2003 or since its inception. Management's objective during the first three months of 2003 was to obtain orders for the floppy disk manufacturing plant in order to attract investment capital and to register a consultants stock compensation plan in a registration statement on Form S-8 in order to assist in structuring the Company, performing due diligence and negotiating agreements with potential acquisition candidates.

During the second quarter of 2003 the Company continued to seek potential orders for the floppy disk manufacturing plant and held discussions with potential buyers of the floppy disk machinery.

On January 30, 2003 the Company filed a consultants stock compensation plan in a registration statement on Form S-8 authorizing the issuance of 10,000,000 shares of common stock. During the first quarter of 2003, the Company issued all 10,000,000 shares of common stock to a consultant for assistance in structuring the Company, performing due diligence and negotiating agreements with potential acquisition candidates.

During the first quarter of 2003, the Company mutually agreed to terminate negotiations with Technology Alliance Group, L.L.C. and seek other potential acquisitions.

The Company's agreement with Mr. Atwell requires the Company to pay him $50,000 each quarter for consulting services similar to those having been previously rendered until the end of the year. Mr. Atwell did not receive any shares for services during the second quarter of 2003 and the Company did not accrue any amount for services during the quarter. The Company is currently renegotiating the agreement with Mr. Atwell.

During the first six months of 2003 the Company incurred $157,166 in general and administrative expenses which was primarily comprised of $67,125 in accrued compensation expense for officers, $50,000 in consulting fees which were paid for with 5,000,000 shares under the registered S-8 plan, $17,900 in auditing and review costs and $11,918 in rent expense.

During the first six months of 2002, the Company had no cash and approximately $147,850 in current payables of which $ 103,810 was owed to affiliates. It incurred $181,295 in general and administrative expenses seeking a potential acquisition candidate, obtaining a trading symbol from the NASDAQ and paying the overhead for its floppy disk manufacturing plant.

Liquidity and Capital Resources:

At December 31, 2002 the Company had no cash and $404,428 in current payables of which $295,501 was owed to affiliates. At June 30, 2003 the Company had $898 in cash and $458,186 in current payables of which $382,588 was owed to affiliates. Although the company could probably settle its debt to affiliates for restricted common stock, it would have approximately $75,598 in debt remaining.

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

During the second quarter of 2003, the Company did not issue any common shares and incurred $57,745 of general and administrative expenses which was primarily comprised of $18,375 of officer compensation, $17,900 of auditing and review costs and $9,458 of rent.

During the second quarter of 2003, $992 of interest expense was incurred and accrued interest on its $15,000 debenture outstanding was $363.

On June 20, 2003, the Company allowed 1,871,260 stock purchase warrants exercisable to purchase 1,871,260 restricted common shares at $.16 per share to expire. These warrants were originally part of public offering during 1999.

The Company believes that it will receive sufficient capital from its majority shareholder and other investors to support operations through the remainder of 2003. It anticipates that the capital requirements for the balance of the period ending December 31, 2003 will require that additional cash be raised from external sources. It believes that this requirement will be met by cash equity and debt investments.

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

ITEM 2.  CHANGES IN SECURITIES
         None

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

     99.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.3 QUARTERLY CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     99.4 QUARTERLY CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

QUIET TIGER, INC.

     Signatures                      Title                           Date
     ----------                      -----                           ----


/s/ Wade P. Carrigan         Chief Executive Officer           August 6, 2003
------------------------
Wade P. Carrigan

/s/ Albert A. Golusin        Chief Financial Officer           August 6, 2003
------------------------
Albert A. Golusin

Exhibit 99.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Quiet Tiger, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wade P. Carrigan, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 6th day of August, 2003.


/s/ Wade P. Carrigan
-----------------------------
Chief Executive Officer

Exhibit 99.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Quiet Tiger, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert Golusin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 6th day of August, 2003.

/s/ Albert Golusin
-----------------------------
Chief Financial Officer

Exhibit 99.3


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

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 6th day of August, 2003.

/s/ Wade P. Carrigan
-----------------------------
Chief Executive Officer

Exhibit 99.4

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

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 6th day of August, 2003.

/s/ Albert Golusin
-----------------------------
Chief Financial Officer