Form 10QSB
period 2003-09-30
QUIET TIGER INC
filed 2003-11-14
CIK 1057024

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 2003

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ________

                         Commission file number 0-29049

                                QUIET TIGER, INC.
             ------------------------------------------------------
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

Yes  X     No
    ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                            Outstanding at September 30, 2003
------------------------------                ----------------------------------
Common Stock, par value $0.001                             55,432,778
================================================================================

                                QUIET TIGER, INC.
                               INDEX TO FORM 10-Q

                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated Balance Sheet as of September 30, 2003 ................ 3

          Consolidated  Statements  of Operation  for the three months and nine months ended September 30, 2003 and 2002 .................. 4

          Consolidated  Statements of Changes in Stockholders'  Equity
          for the nine months ended September 30, 2003 and 2002 .............. 5

          Consolidated  Statements  of Cash Flow for the three  months and nine months ended September 30, 2003 and 2002 ................ 6-7

          Notes  to  Consolidated  Financial  Statements  for the nine months ended September 30, 2003 .................................... 8

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..........................................10

Item 3. Controls and Procedures ............................................. 14

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings ................................................... 15

Item 2. Changes in Securities ............................................... 15

Item 3. Defaults Upon Senior Securities ..................................... 15

Item 4. Submissions of Matters to a Vote of Security Holders ................ 15

Item 5. Other Information ................................................... 15

Item 6. Exhibits and Reports on Form 8-K .................................... 15

SIGNATURES .................................................................. 15

                                QUIET TIGER, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)
================================================================================

                                     ASSETS
CURRENT ASSETS:
  Cash                                                      $          869
                                                            --------------
OTHER ASSETS:
  Equipment & Leasehold Improvements                             1,000,000
  Intellectual property                                            674,629
                                                            --------------

Total assets                                                $    1,675,498
                                                            ==============


LIABILITIES
CURRENT
  Accounts Payable                                          $       52,653
  Due to affiliates                                                426,133
  Debenture payable                                                 25,000
  Accrued interest                                                     952
                                                            --------------
Total current liabilities                                          504,738
                                                            --------------


STOCKHOLDERS' EQUITY

  Preferred stock, $.001 par value,
  5,000,000 shares authorized, no shares issued
Common stock, $.001 par value, 350,000,000
  shares authorized, 55,432,778 issued and
  outstanding                                                       55,433
Additional paid-in capital                                       7,408,952
(Deficit) accumulated during the development stage              (6,394,125)

Additional paid-in capital stock options                           100,500
                                                            --------------

Total stockholders' equity                                       1,170,760
                                                            --------------

Total liabilities and stockholders' equity                  $    1,675,498
                                                            ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                QUIET TIGER, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        For the nine months ended     For the three months ended    Cumulative from
                                              September 30,                  September 30,          Jan. 1, 1997 to
                                       ---------------------------- ------------------------------    September 30,
                                          2003             2002            2003           2002            2003
                                      -------------- -------------- --------------- -------------- ----------------
Revenues
  Floppy disk sales                    $           0  $           0  $            0  $           0           56,094
                                      -------------- -------------- --------------- -------------- ----------------
Total revenue                                      0              0               0              0           56,094

Cost of Sales
  Cost of floppy disk sales                        0              0               0              0           52,265
                                      -------------- -------------- --------------- -------------- ----------------
Total cost of sales                                0              0               0              0           52,265

Gross profit                                       0              0               0              0            3,829
                                      -------------- -------------- --------------- -------------- ----------------

Operating expenses
  Impairment on equipment                          0              0               0              0        3,033,309
  General and administrative                 203,158        205,366          45,992         24,071        1,227,923
  Depreciation                                     0          1,866               0            622           17,092
                                      -------------- -------------- --------------- -------------- ----------------
Total operating expenses                     203,158        207,232          45,992         24,693        4,278,324
                                      -------------- -------------- --------------- -------------- ----------------

Other Income and Expense
  Interest income                                  0         15,125               0              0           48,266
  Interest (expense)                          (2,784)           (91)           (589)             0          (10,559)
                                      -------------- -------------- --------------- -------------- ----------------
Total non-operating income                    (2,784)        15,034            (589)             0           37,707
                                      -------------- -------------- --------------- -------------- ----------------

(Loss) from continuing operations           (205,942)      (192,198)        (46,581)       (24,693)      (4,236,788)

Discontinued Operation
  (Loss) income from discontinued                  0              0               0              0         (508,220)
     operation, net

  (Loss) from impairment of asset                  0              0               0              0       (1,557,702)
     on discontinued operation

  (Loss) on disposal of discontinued               0              0               0              0          (91,415)
     operation, net

                                      -------------- -------------- --------------- -------------- ----------------
Net (Loss)                             $    (205,942) $    (192,198) $      (46,581) $     (24,693) $    (6,394,125)
                                      ============== ============== =============== ============== ================

Per common share:
(Loss) per common share                $       (0.00) $       (0.01) $        (0.00) $       (0.00)
                                      ============== ============== =============== ==============

 Weighted average shares outstanding:     54,371,009     34,814,555      55,432,778     44,961,109
                                      ============== ============== =============== ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                QUIET TIGER, INC.
                         ( A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                  (Deficit)
                                                                                Accumulated               Additional
                                                Common Stock       Additional     During                    Paid-In
                                        ------------------------    Paid-In     Development   Treasury      Capital
                                              Shares     Amount     Capital        Stage      Shares    Stock Options        Total
                                        --------------- --------------------------------------------------------------------------
Balance at December 31, 2001                 22,048,940 $ 20,178    $6,552,827   $(2,727,117)   $(75,777)    $100,500   $3,870,611
 Shares issued for services                   1,292,227    1,292       206,536                                             207,828
 Shares issued for expenses                     106,119      106        28,207                                              28,313
 Shares issued for intellectual
   property                                  23,837,710   23,838       650,792                                             674,630
Cancellation of shares issued under
   secured note                              (1,871,260)                                                                         0
Acq. of shares for interest under
   cancelled note                                                                                (50,114)                  (50,114)
Cancellation of treasury shares                (452,627)    (453)     (125,438)                  125,891                         0
Net (Loss) for the nine months ended
   September 30, 2002                                                               (192,198)                             (192,198)
                                        ------------------------------------------------------------------------------------------
Balance at September 30, 2002                44,961,109  $44,961    $7,312,924   $(2,919,315)      $   0     $100,500   $4,539,070
                                        ==========================================================================================


Balance December 31, 2002                    44,961,109  $44,961    $7,312,924   $(6,188,183)      $   0     $100,500   $1,270,202

 Shares purchased in private
   placement                                    265,957      265         4,735                                               5,000
 Shares issued for services                  10,150,000   10,150        91,350                                             101,500
 Shares issued in rounding for
   forward split                                 55,712       57           (57)                                                  0
Net (Loss) for the nine months ended
   September 30, 2003                                                               (205,942)                             (205,942)
                                        ------------------------------------------------------------------------------------------
Balance at September 30, 2003                55,432,778  $55,433    $7,408,952   $(6,394,125)      $   0     $100,500   $1,170,760
                                        ==========================================================================================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                QUIET TIGER, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                                                   Cumulative from
                                                        For the nine months ended     For the three months ended   January 1, 1997
                                                               September 30,                  September 30,         (Inception) to
                                                      ----------------------------  ------------------------------   September 30,
                                                             2003          2002            2003           2002            2003
                                                      -------------- -------------- --------------- -------------- ----------------
OPERATING ACTIVITIES

Net (loss) income for the period                        $   (205,942)  $   (192,198)  $     (46,581)  $    (24,693)  $   (6,394,125)
  Adjustments to reconcile net
  cash used by operations:
  (Income) loss from discontinued operation, net                   -                              -                         508,220
  Impairment of assets on discontinued operation                   -              -               -              -        1,557,702
  Loss on sale of discontinued operation                           -              -               -              -           91,415
  Impairment of equipment                                                                                                 3,033,309
  Depreciation                                                     -          1,867               -            622           17,092
  Fair value of options issued                                                                                              102,832
  Common stock issued for services                           101,500        236,141               -                         432,594
  Treasury shares received from affiliate                                   (50,114)              -              -
  Forgiveness of payables by officer/director                      -              -               -              -           22,000

Changes in assets and liabilities
  (Increase) decrease in receivable from affiliates                -         34,989               -              -
  (Increase) decrease  in accounts receivable                      -         (2,430)              -              -                -
  (Increase) decrease  in prepaid expenses                         -         17,500               -              -
   Increase (decrease) in accounts payable                   (56,274)           380          (7,582)        10,638           52,653
   Increase (decrease) in payable to affiliates              130,633        (46,135)         43,545         13,433          426,133
   Increase (decrease) in accrued interest                       952              -             589                             952
                                                      -------------- -------------- --------------- -------------- ----------------
Net Cash (Used) by Operating Activities                      (29,131)             -         (10,029)             -         (149,223)
                                                      -------------- -------------- --------------- -------------- ----------------

FINANCING ACTIVITIES
Proceeds from sale of debenture                               25,000                         10,000                          25,000
Proceeds from exercise of stock warrants                           -              -                                         413,000
Proceeds from sale of common stock                             5,000              -                                       1,800,000
Cash paid for offering costs                                       -              -                                         (60,780)
Proceeds for sale of stock under note                              -                                                         50,000
                                                      -------------- -------------- --------------- -------------- ----------------

     Cash provided from financing activities                  30,000              -          10,000              -        2,227,220
                                                      -------------- -------------- --------------- -------------- ----------------

CONSOLIDATED STATEMENTS OF CASH FLOW - Continued

INVESTING ACTIVITIES

Cash paid for equipment & improvements                             -                              -                        (168,402)
                                                      -------------- -------------- --------------- -------------- ----------------
      Cash (used) in investment activities                         -              -               -              -         (168,402)
                                                      -------------- -------------- --------------- -------------- ----------------

Cash provided (used) from discontinued operations                  -              -               -                      (1,908,726)

Increase (decrease)  in cash                                     869              -             (29)             -              869
Cash at beginning of period                                       -               -             898              -
                                                      -------------- -------------- --------------- -------------- ----------------
Cash at end of period                                   $        869   $          -   $         869   $          -   $          869
                                                      ============== ============== =============== ============== =================

Interest expense                                        $      2,784   $         91   $         589   $         91   $       10,559

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES

Issuance of common stock for equipment                  $          0   $          0   $           0   $          0   $    3,850,000
Issance of common stock for intellectual property       $          0   $    674,629   $           0   $          0   $      674,629
Acquisition of 236,331 treasury stock shares in sale    $          0   $          0   $           0   $          0   $       75,777
   of discontinued operations
Acquisition of 156,297 treasury stock shares in
   settlement                                           $          0   $     50,114                                  $       50,114
   of interest receivable from affiliate
Cancellation of 392,628 treasury shares                 $          0       (125,891)                                 $     (125,891)
Acquisition of 1,871,260 treasury shares for
   cancellation of note receivable                                                                                   $      600,000
Cancellation of 1,871,260 treasury shares               $          0              -                                  $     (600,000)

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                QUIET TIGER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003

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

As shown in the accompanying financial statements, the Company had a net loss of $205,942 for the nine months ended September 30, 2003. It has incurred an accumulated deficit of $6,394,125 and has a deficit in working capital of approximately $504,000 as of September 30, 2003. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings, or a combination thereof, and to seek acquisitions which will generate sales volume with operating margins sufficient to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The independent auditor's report on the financial statements for the year ended December 31, 2002 expressed substantial doubt about the ability of the Company to continue as a going-concern.

The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


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


Debenture Payable

On February 12, 2003 the Company issued a debenture for $25,000 which accrues interest at 10% per annum and matures in a balloon payment with interest on February 11, 2004. At September 30, 2003 the Company owed $25,952 including accrued interest of $952.

Upon the demand of the Holder, this Debenture shall be automatically converted into shares of the Corporation's common stock at $.01 per share. At September 30, 2003 the Holder could redeem the debenture for 2,595,200 shares of common stock of the Company.


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


Related Party Transactions

On January 9, 2003, P1 transferred 1,200,000 of its restricted common shares to a director of the Registrant in a private financing transaction for its parent SunnComm. At September 30, 2003, P1 owned approximately 41% of all outstanding shares of the Registrant.


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

Results of Operations:

Comparison of Nine Months Ended September 30, 2003 and 2002

The Company has not generated any significant revenue from operations during the first nine months of 2003 or since its inception. Management's objective for 2003 was to obtain orders for the floppy disk manufacturing plant in order to attract investment capital and to register a consultant's stock compensation plan in a registration statement on Form S-8 in order to assist in structuring the Company, performing due diligence and negotiating agreements with potential acquisition candidates.

During the third quarter of 2003 the Company continued to seek potential orders for the floppy disk manufacturing plant and held discussions with potential buyers of the floppy disk machinery.

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

The Company's agreement with Mr. Atwell requires the Company to pay him $50,000 each quarter for consulting services similar to those having been previously rendered until the end of the year. Mr. Atwell did not receive any shares for services during the second quarter or third quarter of 2003 and the Company did not accrue any amount for services during those respective quarters. The Company is currently renegotiating the agreement with Mr. Atwell.

During the first nine months of 2003 the Company incurred $203,158 in general and administrative expenses which was primarily comprised of $97,125 in accrued compensation expense for officers, $50,000 in consulting fees which were paid for with 5,000,000 shares under the registered S-8 plan, $21,000 in auditing and review costs and $23,384 in rent expense.

During the first nine months of 2002, the Company had no cash and $169,171 in current payables of which $ 117,243 was owed to affiliates. It incurred $192,198 in general and administrative expenses seeking a potential acquisition candidate, obtaining a trading symbol from the NASDAQ and paying the overhead for its floppy disk manufacturing plant.

Liquidity and Capital Resources:

At December 31, 2002 the Company had no cash and $404,428 in current payables of which $295,501 was owed to affiliates. At September 30, 2003 the Company had $869 in cash and $504,738 in current payables of which $426,133 was owed to affiliates. Although the company could probably settle its debt to affiliates for restricted common stock, it would have approximately $78,605 in debt remaining.

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

During the second quarter of 2003, the Company received $10,000 in cash from its convertible debenture. It did not issue any common shares and incurred $57,745 of general and administrative expenses which was primarily comprised of $18,375 of officer compensation, $17,900 of auditing and review costs and $9,458 of rent.

During the second quarter of 2003, $992 of interest expense was incurred and accrued interest on its $15,000 debenture outstanding was $363.

On June 20, 2003, the Company allowed 1,871,260 stock purchase warrants exercisable to purchase 1,871,260 restricted common shares at $.16 per share to expire. These warrants were originally part of public offering during 1999.

During the third quarter of 2003, the Company received $10,000 in cash from its convertible debenture. It did not issue any common shares and incurred $45,992 of general and administrative expenses which was primarily comprised of approximately $30,000 of officer compensation, $3,000 of auditing and review costs and $11,000 of rent.

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

ITEM 3. CONTROLS AND PROCEDURES

a) Disclosure controls and procedures. Within 90 days before filing this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

          31.1 Section 302 Certificate of CEO

          31.2 Section 302 Certificate of CFO

          32.1 Section 906 Certificate of CEO

          32.2 Section 906 Certificate of CFO

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

QUIET TIGER, INC.


     Signatures                      Title                           Date
     ----------                      -----                           ----

/s/ Wade P. Carrigan         Chief Executive Officer           November 10, 2003
------------------------
    Wade P. Carrigan


/s/ Albert A. Golusin        Chief Financial Officer           November 10, 2003
------------------------
    Albert A. Golusin