Form 10KSB
period 2003-12-31
QUIET TIGER INC
filed 2004-04-13
CIK 1057024

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

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

Issuer's telephone number: (602) 267-3800

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

Based on the closing sales price of $.14 per share of the Common Stock on March 26, 2004, the aggregate market value of the voting stock of registrant held by non-affiliates was $6,133,029.

The registrant has one class of Common Stock with 147,957,837 shares outstanding as of March 26, 2004.

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

Form and Year of Organization

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

All share amounts in this Form 10-KSB for the year ended December 31, 2003 have been adjusted to include all reverse and forward stock splits including the post reverse of December 24, 2001 and post forward stock split of June 28, 2002 unless otherwise indicated.

General Business Development and Material Transactions

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

On January 8, 2001, the Company acquired plant, equipment and other assets, including specialized manufacturing equipment, manufacturing set-ups, real estate lease, fixtures and related equipment and other property with an estimated fair value of at least $3.8 million from four independent sellers. In consideration for the acquisition of the assets, the Company issued 12,007,252 shares of its restricted common stock to the sellers. The equipment valuation was determined by a discounted cash flow of projected operating income using a maximum cost of funds of 20% per annum. This was further supported by an independent expert's valuation opinion of the replacement value of the equipment. In determining the amount of Company's consideration for the assets, the parties estimated the present fair market value of all such assets to be equivalent to approximately $.32 per share issued. Also on January 8, 2001, the Company sold 2,027,198 shares of restricted common stock to one of the sellers for $650,000, of which $600,000 was paid by a secured note. The assets acquired by the Company constituted plant, equipment and other physical property intended to be used in the manufacture of 3.5 inch micro floppy disks. None of the assets were previously used in such a business by the sellers.

On May 3, 2002, the Company acquired from Project 1000 Inc. "P1", a wholly owned subsidiary of SunnComm Technologies, Inc., "Digital Content Cloaking Technology(TM)", known as MediaCloQ or MediaMaker ("P1 Technology"), which is a set of methodologies that are designed to work together to thwart illegal copying or ripping of optical media that complies to IEC 90608 Redbook standards. Each of the methodologies used is meant to work toward defeating the various software products currently available on the market today that are used for the purpose of making illegal copies of CDs or of individual audio tracks. The Assets include, but are not limited to, P1`s proprietary property which includes all English and foreign language, all commercial and non-commercial, and all present and future versions thereof, and all required and/or relevant P1 Documentation, Intellectual Property Rights and other proprietary rights therein, and Derivatives thereof that is required and/or relevant to the development of current and future versions. The Company issued 23,837,710 restricted common shares to P1 for the P1 Technology resulting in a change of control of the Company. The P1 Technology was recorded by the Company at P1's cost.

At December 31, 2003, the Company impaired all of its MediaCloQ technology for $674,629 because it determined that it could not be sold due to its inability to work on all DVD players.

Also at December 31, 2003, the Company impaired its floppy disk burnishing equipment $900,000; thus reducing its value to $100,000 which it believes is the market value of the equipment.

On January 28, 2004 the Company entered into a binding Memorandum of Understanding, "MOU", with DarkNoise Technologies Limited, a United Kingdom company, "DarkNoise". Under the terms of the MOU, Quiet Tiger will acquire all of DarkNoise and its technologies for $150,000 US in cash and a minimum of 10,000,000 restricted common shares of Quiet Tiger, Inc. In accordance with the MOU, the Company paid a non-refundable deposit of $50,000 and will pay the remaining $100,000 and issue the restricted common shares upon the completion of the Definitive Agreement.

When the acquisition is completed, the Company plans to have DarkNoise continue to operate out of their West London office acting as its European sales and R&D satellite branch. All key employees of DarkNoise have agreed to continue with Quiet Tiger.

On March 4, 2004, the Company acquired an Exclusive Marketing Agreement from SunnComm Technologies, Inc. which gives the Company the exclusive worldwide marketing rights for SunnComm's optical media enhancement and control technologies. The Agreement shall remain exclusive so long as the Company pays SunnComm $138,000 per month to be applied against current and future royalties owed SunnComm, and a monthly administrative support fee of Twelve Thousand Dollars ($12,000).



b. BUSINESS OF QUIET TIGER INC.


Industry Background

Quiet Tiger is in the business of providing copy control technology to the music and entertainment industry. This industry is generally unpopular with consumers because of their ability to make inexpensive unauthorized copies of entertainment software. The proliferation of illicit copying has resulted in perhaps billions of dollars of lost revenues for industry-wide content owners. The latest data available from the MPAA estimates that the U.S. motion picture industry lost in excess of $3.5 billion in 2003 due to packaged media piracy. Music industry unit ("CD") sales have been falling approximately 10% year-over-year for the past four years, according to the International Federation of Phonographic Industries ("IFPI"). In addition, the International Intellectual Property Alliance ("IIPA") estimated that copyright piracy, not including Internet piracy, around the world inflicts $20-$22 billion in annual losses to the U.S. copyright industries. As technology has becomes more advanced and efficient, illegal copying activity has increased because of its ease and simplicity.

The music industry is evaluating strategies to stop the recurring sales declines, including CD copy protection and digital rights management technologies that would prevent the copying of music CDs to a PC or CD-R device, or downloading from peer-to-peer networks. The dilemma for the music industry has been to determine if the protection on the CD should override its playability. Since 2000, many developers, including SunnComm, believed that protection was more important that playability. Through trial and error, developers of copy control technologies have determined that guaranteed playability can only happen when the copy control technology is compliant with the CD Redbook Standard. This Standard is what all playback devices, i.e., CD players, DVD players and computers, conform to in order to play back CD's.

Principal Products or Services and their Markets

The Company has an Exclusive Distribution Agreement with SunnComm to distribute, market, advertise, and sublicense the SunnComm Products throughout the world. The SunnComm Product that the Company will begin marketing is a content protection control technology called Media Max M4. The market for Media Max C are all major and independent record companies along with their artists which may be concerned over lost revenues to illegal copying. Management believes that approximately 2 billion music CD's are sold annually worldwide. SunnComm currently has an agreement with a major record label and manufacturer to provide the Media Max M4 product upon their demand.

SunnComm contracted with the Company for its marketing service because it believed it would be cost efficient for marketing experts to devote their full-time efforts in selling their product and informing SunnComm of what the users are demanding. This would also enable SunnComm to be focused on continuing their research and development of future products and upgrades for the marketplace.

Media Max M4 provides cross-platform playability, security and an enhanced visual and listening experience for PC and Mac users. The technology is based on a two session CD wherein the first session is made up of CD-A files and the second session is made of up of compressed WMA files embedded into a versatile multimedia user interface. This technology combines proprietary software components which are installed on the computer along with special markings stored on the CD.

The License Management Technology, "LMT", provides a security platform that is able to monitor and control activity on all CD/DVD drives or burners when it determines that content protection could be compromised. The software is designed to be completely invisible to users, programs and system components. CDs created with the LMT are 100% compatible with standard audio CDs; therefore, playability on any regular CD or DVD device is guaranteed.

In order to identify a Licensee Copy Controlled Disc, the LMT Software will look at certain markers on the disc concerned. Each marker contains multiple values. Values are based on the contents of the disc concerned but encoded using a secret algorithm. Only if the proper values are found, is the disc considered SunnComm protected. To prevent detection issues in the event the disc concerned is scratched, several different markers are stored on different locations of the disc. The disc will be identified if at least one marker has all the proper values. To prevent circumventing the protection using a "magic-marker" on the second session and other issues, all markers are stored very close to (but not part of) the protected audio contents. A user's attempt to mask the markers will most certainly be a difficult task and may cause the user to mask a part of the audio with it. Whether the markers will be copied or not depends on the ripper program and copy mode used. However, since the audio on the copy will already be scrambled, the presence and detection of the markers are not really important.

When the disc is inserted, the auto launch feature will activate the MediaMax M4 program on the second session, which feature is called launchcd.exe. Depending on the DRM license implementation, this program is either activated directly or through another program called autorun.exe. Launched first determines if the LMT Software controls are installed on the computer. If not, or if the disc concerned contains a newer version, it will copy the controls from the disc concerned and will install same. The LMT Software controls consist of two dynamic link libraries. The controls are used by the MediaMax M4 application (which is browser based).

Whenever the LMT Software controls are activated, (i.e. when the second session software is executed), the LMT Software controls will first determine if the content protection device driver is installed on the system. If not, it will extract it from the main LMT Software into a separate file and install it as a standard Windows device driver.

The driver first locates all CDROM devices installed on the computer. Then it will poll each device once per second to determine if a new disc has been inserted. If so, it will read various elements of the disc to determine if it is a MediaMax M4 disc. It is important to note that the driver is completely idle (without any chance to affect the computer), unless an actual MediaMax M4 disc has been detected. Once detected, the driver will insert itself into the communication stream for that drive to prevent any non-authorized activities. While allowing the computer to access the second session without any limitations, the driver will interfere when applications try to access the first session.

When the driver detects that the MediaMax M4 disc is ejected, it will remove itself from the communication stream for that drive and switch back to the polling mode. Several enhancements are currently under development to make it very difficult to locate and/or remove the device drivers.

An additional feature called MusicMail allows the owner of an originally purchased MediaMax protected CD to share music with friends without violating any copyright laws. The owner can invite friends to download songs by using MusicMail to create and send email messages. The friends can then download the songs by clicking on the links included in the message. The embedded DRM technology will allow the friends to play the song for a limited amount of days or plays.

The customer base for copy protection technology is comprised of the five major music labels (i.e., BMG, EMI, Sony Universal and Warner)and numerous independent labels which sell approximately 2 billion CD's annually. A market also exists for copy protecting music at music studios where music is originally recorded and pre-release CD's which are promotional copies sent to music stations and promoters.

SunnComm believes that today's market prefers playability over protection which its MediaMax M4 technology provides because it is compliant with the CD Redbook Standard.


Product Status and Distribution Methods

In May 2002, the Company acquired the MediaCloQ technology from SunnComm. MediaCloQ was designed by prioritizing security over playability which resulted in it not complying with the CD Redbook Standard.

During 2002 and 2003, the Company purposely kept MediaCloQ off the market until it was able to define a marketing plan. It anticipated a plan that could involve selling MediaCloQ in conjunction with MediaMax M4 or establishing a marketing team to sell MediaCloQ as a stand alone product. During the fourth quarter of 2003, it determined from its discussions with major record labels that they believed the MediaMax M4 technology would address their needs with some enhancements and that there was no identifiable market for MediaCloQ. The primary basis for their decision was that it was not compliant with the CD Redbook Standard which could result in class action consumer law suits in the USA.

As a result of the discussions, the Company completely impaired MediaCloQ during the fourth quarter of 2003 and entered into an Exclusive Distribution Agreement for MediaMax M4 during the first quarter of 2004.

The Company believes that MediaMax M4 is currently marketable and could be enhanced if necessary to meet specific demands of a significant customer. A licensing agreement is already in place with a major record label for the MediaMax M4 technology and is generating modest revenues without significant consumer complaints.

In conjunction with the Exclusive Distribution Agreement the Company hired William H. Whitmore, Jr. to be its Chief Executive Officer and to plan and implement a Marketing Strategy for MediaMax M4. Prior to being hired by the Company, Mr. Whitmore was the President of SunnComm and was responsible for marketing its products.

MediaMax M4 is under a licensing agreement in place with an international CD manufacturer for the music industry. The agreement gives the manufacturer the right to manufacture, distribute, sell, retain and permit its facilities to license the MediaMax M4 technology to fulfill its customer orders. It also is under a software licensing agreement with a company that believes it can sell MediaMax M4 concurrently with its anti-CD burning technology. These agreements along with its licensing agreement with a major record label automatically provide distribution for the MediaMax M4 technology.




Competition

The most significant competitor known to SunnComm and the Registrant for copy protection of music is Macrovision Corporation. Macrovision is a large conglomerate with approximately $386 million in assets of which $169 million are current assets. A large part of its business involves copy protection of videos, music and pay per view satellite and cable broadcasts. Its Music Technology group generated approximately $4.6 million in revenue during 2003.

Macrovision   is  actively   involved  in  developing   and  marketing   various
technologies to meet the needs of emerging music delivery systems such as downloading and streaming via the Internet, as well as technologies to prevent the unauthorized copying of music CDs. Its current products (CDS-100(TM), CDS-200(TM), and CDS-300(TM)) provide music labels with the following capabilities:

          o First session copy protection, which inhibits the ability to copy music to a PC for subsequent redistribution on Internet based file sharing services;

          o Encrypted second session music files that can play on the PC, as long as the CD is in the PC CD/DVD-ROM drive; and

          o DRM technology that enables the second session music files to be copied to a personal computer hard disk and be managed/played via Windows Media Player and controls (at the copyright owner's option) subsequent transfer to portable devices, CD-Rs, and the Internet.

Macrovision claims the CDS-100 and CDS-200 solutions have been used on over 200 million music CDs worldwide through 2003. Of the total number of copy protected CDs produced worldwide, approximately 60% were distributed in the Asia Pacific region (principally Japan), 35% in Western Europe, and 5% in North America, South America, and the rest of the world combined. The CDS-300 product was released in January 2004 and currently is being tested by all the major music labels. Macrovision's method of competition for protecting music CDs commenced by combining technologies that are the subject of patents developed internally, patents acquired from Midbar Tech (1998) Ltd. in November 2002 and patents acquired from TTR Technologies, Inc. in May 2003.

In January 2003, Microsoft announced the release of its WMDST with a second session DRM solution that can be deployed independent of Macrovision's solutions. The announcement included SunnComm as the first company to integrate a third party music CD copy protection technology with Microsoft's WMDST. We believe that SunnComm uses technology that is competitive with Macrovision's CDS-100 and CDS-200 technologies.

SunnComm proved its competitive position during May 2003 when it entered into a copy control technology agreement with one of the five largest record companies to license its copy-control technology for releases in the U.S.A. and internationally.

SunnComm's method of competition is to provide a copy control technology that does not interfere with the music on the protected CD and is compliant with the CD Redbook Standard. This method differs from its competitors which try to create more effective copy control technologies by affecting the music on the protected CD.


Suppliers and Customers

The Company does not require raw materials for the creation of its intellectual property and plans of acquisition.

During February 2004, the Company entered into an exclusive marketing agreement with SunnComm to license its audio copy management and protection technologies. The Company plans to commence a marketing campaign to independent labels which, if successful, will avoid dependence on one or a few major customers. The Company estimates that the independent labels comprise approximately one-third of the entire copy protection market.


Patents and Trademarks

Not Applicable


Government Regulations

There are no current government regulations or environmental compliance issues affecting the Company's business at its current stage of development.

During June 2002, SunnComm's President, Peter Jacobs, was invited to appear before the U.S. House of Representatives Oversight Subcommittee on Digital
Rights  Management.  Mr.  Jacobs  delivered a summary of  SunnComm's  opinion on protecting digital intellectual property rights which can be viewed at www.sunncommm.com

The Company believes that it will have continuing opportunities to present its opinions for copy control technologies to the U.S. House of Representatives.


Research and Development

The Company does not conduct research and development on audio copy management and protection technologies. In the event that it acquires a technology which may need further research and development work, it plans to contract such work with SunnComm, which is active in research and development in audio copy management and protection technologies and continues to upgrade its existing technologies.


Employees

As of the date of this report, the Company had two full-time employees involved in the sales of MediaMax M4 and one part time employee.


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

During the fourth quarter of 2003, the Company continued to seek interested buyers for the equipment and impaired the value of its floppy disk burnishing equipment to its estimated fair value of approximately $100,000.

Competition

There are approximately six floppy disk manufacturers worldwide that produce significant volumes. Most of the competitors are adequately capitalized to fulfill orders quickly and efficiently.

During 2001 through 2003 the Company was unable to attract any significant orders in order to put the plant into a profitable operation.


Suppliers and Customers

Because the equipment has state of the art burnishers that enable the polishing of a disk while still intact with the disk housing or cookie shell, the equipment can format and certify disks with an error rate less than two percent. Standard burnishers and disk certifiers experience error rates of approximately fifteen per cent.

The believed economic advantage to the Company was that they would be seeking suppliers, which also may be competitors, that had disks rejected in their manufacturing process that could be burnished by the Company's equipment.

During 2001 through 2003 the Company was unable to attract any significant orders or customers in order to put the plant into profitability.


Patents and Trademarks

The Company does not hold any patents or trademarks pertaining to the disk manufacturing equipment.


Government Regulations

There are no current government regulations or environmental compliance issues affecting the Company's disk manufacturing business at its current stage of development.


Research and Development

The Company did not conduct any research and development during 2001 through 2003 pertaining to the disk manufacturing operation.


Employees

As of the date of this report, the Company had no employees involved in the floppy disk business.


d. COMPANY RISKS

Product Marketability

The Company's Plan of Operation may be unsuccessful. The success of the Company's business in marketing copy protection technology is dependent on the marketability of copy protection products from SunnComm or the acquisition of additional technologies to enhance marketability. In the event that record labels determined that the benefits of the Company's copy protection technology do not justify the cost of licensing the technology, it may become difficult for the Company to raise capital to pay its overhead.


Customer Support

Successful marketing will require customer support. Ongoing future success will depend on the Company's ability to provide adequate software support and maintenance services to its customers or to contract for such services. As the Company markets new applications or upgrades to run on new platforms, it is important that their business is not disrupted as a result of inadequate support from the Company.


Potential Domestic and Foreign Government Restrictions

Federal and state law makers are continually discussing passing laws that may restrict the use of the internet. Such laws, if passed, could impact our business and intellectual property rights. In addition, consumer rights advocates are challenging the Digital Millennium Copyright Act of 1998.

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


Economic Losses from Litigation

Litigation may be necessary in the future. Although the Company is an exclusive sales agent for SunnComm, it may require legal costs or economically suffer if SunnComm's patents, trademarks or copyrights are challenged, invalidated or circumvented. Others may develop technologies that are similar or superior to the SunnComm's technologies or design around its patents and patent pendings. Effective intellectual property protection may be unavailable or limited in some foreign countries.


Competition

A number of competitors and potential competitors may be developing similar and related music copy protection systems. SunnComm's technology may not achieve or sustain market acceptance, or may not meet, or continue to meet, the demands of the music industry. It is possible that there could be significant consumer resistance to audio copy protection, as consumers may feel that they are entitled to copy audio CDs. It is not clear what the reaction of the major music labels would be to any consumer resistance. If the market for music CD copy protection fails to develop, or develops more slowly than expected, or the Company's products being marketed do not achieve or sustain market acceptance or if there is consumer resistance to the technology, the business would be harmed. If the Company can't compete successfully against competitive technologies that may be developed in the future the business will be harmed. Generally, it requires a substantial time and resource effort to bring and be able to both recognize a commercially successful technology or invention at an early stage and conduct a successful marketing campaign to sell this technology or invention. There is no assurance that all or any of SunnComm's product development efforts will result in commercially viable final products.

Limited History of Operations

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


Operating Losses and Financing Requirements

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

Obsolescence

Products marketed by the Company may become obsolete. Patent review is usually a lengthy, tedious and expensive process that may take months or, perhaps, several years to complete. With the current rate of technology development and its proliferation throughout the world, SunnComm's inventions may become commercially obsolete.


Reliance on Future Acquisitions Strategy

The Company expects to continue to rely on acquisitions, joint ventures or licensing agreements as a primary component of its growth strategy. It regularly engages in evaluations of potential target candidates, including evaluations relating to acquisitions that may be material in size and/or scope. There is no assurance that the Company will continue to be able to identify potentially successful companies that provide suitable acquisition opportunities or that the Company will be able to acquire any such companies on favorable terms. Also, acquisitions involve a number of special risks including the diversion of management's attention, assimilation of the personnel and operations of the acquired companies, and possible loss of key employees. There is no assurance that the acquired companies will be able to successfully integrate into the Company's existing infrastructure or to operate profitably. There is also no assurance given as to the Company's ability to obtain adequate funding to complete any contemplated acquisition or that any such acquisition will succeed in enhancing the Company's business and will not ultimately have an adverse effect on the Company's business and operations.


Possible Inability to Finance Acquisitions

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


Loss of the Company Key Directors May Adversely Affect Growth Objectives

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


Failure to Attract Qualified Personnel

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


Issuance of Future Shares May Dilute Investors Share Value

The Certificate of Incorporation of the Company authorizes the issuance of 350,000,000 shares of common stock and 5,000,000 shares of preferred stock. The future issuance of all or part of the remaining authorized common or preferred stock may result in substantial dilution in the percentage of the Company's common stock held by the its then existing shareholders. Moreover, any common stock issued in the future may be valued on an arbitrary basis by the Company. The issuance of the Company's shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on any trading market for the Company's common stock.


Penny Stock Regulation

The Company's common stock is deemed to be a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the

NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The Company's securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction  involving a penny  stock,  unless  exempt,  the "penny stock rules"
require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell the Company's securities. The foregoing required penny stock restrictions will not apply to the Company's securities if such securities maintain a market price of $5.00 or greater. There can be no assurance that the price of the Company's securities will reach or maintain such a level.



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

Title to Properties

Media Production Equipment

The media production equipment and assets acquired by the Company during January 2001 constitute all of the real, personal, intangible and intellectual property necessary for the Company to engage in the 3.5 inch Micro Floppy Disk finish manufacturing business. During 2003, the SunnComm filed a UCC1 on the equipment as security for cash advances and overhead provided to the Company. On March 4, 2004, the Company issued SunnComm 10,152,704 of its restricted common shares as full payment for the debt incurred to SunnComm during 2003. The Company is in the process of removing the UCC1 filing, after which it will hold all of its equipment free and clear of restrictions on, or conditions to, transfer or assignment, and are free and clear of rights of way, covenants, conditions or restrictions.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

a. Market Information

On April 25, 2002, the Company received a trading symbol (FNEY) and began trading on May 14, 2002 on the OTC Bulletin Board. On approximately February 20, 2003 the trading symbol of the Registrant was changed to QTIG. The following table sets forth, for the periods indicated, the reported high and low split adjusted closing prices for our common stock.





          2002                  High          Low
          First Quarter         N/A           N/A
          Second Quarter        $.01          $.01
          Third Quarter         $.01          $.01
          Fourth Quarter        $.01          $.03

                                2003
          First Quarter         $.01          $.09
          Second Quarter        $.01          $.02
          Third Quarter         $.01          $.02
          Fourth Quarter        $.01          $.06


The Company's common stock is quoted on the OTC Bulletin Board ("QTIG") of the National Association of Securities Dealers, Inc. (the "NASD"). There was no established market for such shares until the fourth quarter of 2003. There can be no assurance that any such market will ever continue or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. Broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may continue. Sales of "restricted securities" under Rule 144 may also have an adverse effect on the market price of the stock. See the caption "Sales of Unregistered Securities".


b. Holders

As of March 26, 2003, the Company had 147,957,837 shares of common stock outstanding, held by 517 stockholders of record.


c. Dividends

The Company has never declared or paid cash dividends on its common stock and anticipates that future earnings, if any, will be retained for development of its business.

d. Securities Authorized for Issuance under Equity Compensation Plans

------------------------ ------------------------------- -------------------------------- -----------------------------------
Plan Category              Number of securities to be       Weighted-average exercise       Number of securities remaining
                            issued upon exercise of       price of outstanding options,     available for future issuance
                         outstanding options, warrants            warrants and             under equity compensation plans
                                      and                            rights                (excluding securities reflected
                                     rights                            (b)                            in column (a))
                                      (a)                                                                 (c)
------------------------ ------------------------------- -------------------------------- -----------------------------------
Equity compensation                    --                              --                                 --
plans approved by
security shareholders
------------------------ ------------------------------- -------------------------------- -----------------------------------
Equity compensation                             106,038                            $0.56                             517,715
plans not approved by
security shareholders
------------------------ ------------------------------- -------------------------------- -----------------------------------
Total                                           106,038                            $0.56                             517,715
------------------------ ------------------------------- -------------------------------- -----------------------------------

In July 1997 the Company adopted its 1997 Statutory and Nonstatutory Incentive Stock Option Plan (the Plan) allowing for the issuance of incentive stock options and nonstatutory stock options to purchase an aggregate 623,753 shares of common stock to directors, officers, employees and consultants of the Company. The Plan is administered by the Board of Directors.


e. Recent Sales Of Unregistered Securities;Use Of Proceeds From Registered Securities

All securities sold in the past three years have been reported in previous quarterly filings on Form 10-QSB and annual filings on Form 10-KSB. The Company did not sell any of its securities during the fourth quarter of 2003.

During the first quarter of 2004, the Company issued the following securities:

On February 2, 2004, the Company issued 6,052,949 restricted common shares at a deemed value of $.03 per share to its officers and directors for reimbursement of expenses and for services provided during the year 2003. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

On February 2, 2004, the Company issued 986,073 restricted common shares at a deemed value of $.03 per share to two parties as payment of $29,582 in debt owed to them for cash advances and interest. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

Also on February 2, 2004, the Company entered into subscription agreements with two accredited investors to issue a total of 13,958,333 restricted common shares for $450,000 in cash. As of March 30, 2004 under the terms of the agreements, the Company received $325,000 in cash and issued 10,833,333 restricted common shares. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

On March 12, 2004, the Company issued 10,152,704 restricted common shares at a deemed value of $.03 per share to SunnComm Technologies, Inc. for reimbursement of $304,581 in cash advances and overhead expenses incurred during 2002 and 2003. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. The transaction was approved by a majority of disinterested shareholders on February 4, 2004. No underwriter was involved in the offer of sale of the shares.

On March 12, 2004, the Company issued 64,000,000 restricted common shares at a deemed value of $.03 per share to SunnComm Technologies, Inc. as partial consideration for an Exclusive Marketing Agreement. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. The transaction was approved by a majority of disinterested shareholders on February 4, 2004. No underwriter was involved in the offer of sale of the shares.

On March 19, 2004, the Company issued 500,000 restricted common shares at a deemed value of $.04 per share to an accredited investor for $20,000 of cash. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.


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

a. Overview

The Company did not generate any revenues during the years ended 2002 and 2003.

During January 2004, the directors of the Company received a proposal from SunnComm to purchase an exclusive marketing agreement for all of its copy protection technology and future upgrades and revisions. The directors of the Company reviewed the sales projections for Media Max M4 along with their proposal and believed that the acquisition price of the Exclusive Marketing Agreement was fair.

The directors provided the projections and the proposed deal from SunnComm to a majority of disinterested shareholders for their approval instead of seeking an independent third party valuation on the proposal. On February 4, 2004, the Company received the written consent from a majority of disinterested outstanding common shares and filed a Form 14C with the Securities and Exchange Commission to disclose the arrangement.

On March 4, 2004 the written consent, of a majority of disinterested outstanding common shares of record at February 4, 2004 of Quiet Tiger, became effective to approve the issuance of 10,152,704 restricted common shares valued by the Company at $.03 per share to SunnComm Technologies, Inc., "SunnComm", for $304,581 of debt incurred for cash advances and administrative and overhead expenses charged to the Company and to approve the issuance of 64,000,000 restricted common shares valued by the Company at $.03 per share for a total consideration of $1,920,000 to SunnComm and the assumption of a $110,000 outstanding debt due to a consultant for an Exclusive Marketing Agreement with its commercial copy protection technology on CD's and all of its continuing upgrades. The Agreement provides the Company with 50% of the revenues derived from all existing licensing agreements held by SunnComm for the technology and requires Quiet Tiger to advance $138,000 a month against future royalties and an additional $12,000 for services being provided by SunnComm. The first such payment shall be made on March 31, 2004. The Exclusive Marketing Agreement gives the Company the exclusive marketing rights for SunnComm's optical media enhancement and control technologies. Under the terms of the Exclusive Marketing Agreement, the Company must pay for all of its sales and marketing costs and SunnComm must pay for all of its development and upgrade costs. SunnComm also agreed to indemnify the Company against consumer complaints and product related litigation.

On January 28, 2004 the Company entered into a binding Memorandum of Understanding, "MOU", with DarkNoise Technologies Limited, a United Kingdom company, "DarkNoise". Under the terms of the MOU, Quiet Tiger will acquire all of DarkNoise and its technologies for $150,000 US in cash and a minimum of 10,000,000 restricted common shares of Quiet Tiger, Inc. In accordance with the MOU, the Company paid a non-refundable deposit of $50,000 and will pay the remaining $100,000 and issue the restricted common shares upon the completion of the Definitive Agreement.

When the acquisition is completed, the Company plans to have DarkNoise continue to operate out of their West London office acting as its European sales and R&D satellite branch. All key employees of DarkNoise have agreed to continue with Quiet Tiger.

Media Max M4 technology enables record labels, artists, CD replicators and duplicators as well as online music providers to protect, enhance and manage their music assets. This is achieved by adding layers of copy management and enhancement technologies to the CD or electronically delivered files. This results in limiting the unauthorized uploading and copying of original music while, at the same time, allowing those purchasing SunnComm protected media to legally play, move and share the music using MusicMail functionality. The overall functionality of MediaMax M4 allows CD buyers to make authorized copies of music on their computer or make a copy of the original CD for their own personal use. They are also able to listen to the music on their PCs or transport the content to portable listening devices. All of these features are available through SunnComm's secure proprietary multimedia user interface.

DarkNoise's technology inserts data into digital audio files that is inaudible as long as the file is played as is. But the nature of the inserted data is such that most types of conversion or compression, as happens when ripping a song to MP3 or other unsecured file sharing formats, will cause it to produce very audible distortion in the resulting output. It's analogous to certain ink techniques for printed documents that are nearly invisible but become highly visible on photocopies of the document, thereby making it clear that the document is not an original. The data that DarkNoise inserts also acts as a watermark that stores a unique content ID and is very difficult to remove from the file.

These two technologies are extremely compatible and can be seamlessly integrated because Darknoise is an underlying security layer that can further strengthen and secure the existing Media Max M4 systems.

At December 31, 2003, the Company impaired all of its MediaCloQ technology for $674,629 due to the determination that it could not be sold due to its inability to work on all DVD players. It also impaired its floppy disk burnishing equipment $900,000; thus reducing its value to $100,000 which it estimates is the market value of the equipment.


b. Marketing Strategy and Employees

The Company's plan of operation for the year 2004 is to market Media Max M4 and acquire compatible copy protection technology that could enhance the marketability of Media Max M4. The Company currently has two full time employees, William H. Whitmore, Jr. as its Chief Executive Officer and Scott Stoegbauer as its Vice President of Sales and Marketing. Additional employees may be hired as needed during 2004. Administrative assistance is provided by SunnComm in addition to the services of Albert Golusin who serves as a part-time Chief Financial Officer.

On January 28, 2004 the Company entered into an agreement to acquire all of DarkNoise and its technologies. DarkNoise's technology inserts data into digital audio files that is inaudible as long as the file is played as is but will produce very audible distortion in the resulting output of an MP3 or other unsecured file sharing format.

The marketing strategy is identical with or without DarkNoise. QuietTiger is in the technology business and will always be vetting new and innovative approaches to enhance and strengthen its position in the industry. Technologies similar to DarkNoise will constantly be explored and integrated into the product line if they have merit and make sense.

The strategy will capitalize on all marketing channels ranging from print ads to leading edge interactive, online campaigns. Specific marketing & sales programs allowing the company to quickly expand beyond its core audience are being established and implemented through key industry contacts as well as industry known, reputable vendors and service providers. This marketing strategy coupled with the support of the SunnComm team of professionals is the key formula to fuel these programs.


Quiet Tiger is dedicated to becoming the world-leading supplier of anti-piracy and media enhancement technologies to the audio, video, and digital media markets by leveraging their long term contacts throughout the world and by expanding the inroads that SunnComm has developed throughout the U.S. music industry. The two employees of the Company with key consultants are pursuing client relationships around the world that will enable the content protection of both manufactured CD products as well as electronic media distributed via the Internet.


c. Research and Development

The Company does not currently conduct research and development activities. In the event the Company acquires DarkNoise Technologies, it may need to incur expenditures for integrating the technology of Darknoise with Media Max M4 . Should the acquisition occur, the Company anticipates working closely with SunnComm to integrate the two technologies.

d. Commitments for Capital Expenditures

In order to meet the current commitments of the Company during the next twelve months, it will need approximately $2.2 million in cash to meet its obligations to its employees, office space lease, and SunnComm. Additional cash of approximately $500,000 will be required if the Company executes a definitive agreement with DarkNoise Technologies.

In the event that the sale of the floppy disk manufacturing equipment and operating revenues are insufficient to fund the Company's continuing obligations, it will need to raise cash through the sale of its securities through additional private financings as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available when we need them, we may be required to curtail our operations. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements needed to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition and could severely threaten our ability as a going concern.


e. Off-Balance Sheet Arrangements


The Company does not have any off-balance sheet arrangements.


ITEM 7. FINANCIAL STATEMENTS.

We are filing the following reports, financial statements and notes to financial statements with this annual report. These reports may be found following Item 14 in Part III of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective March 5, 2004, the client-auditor relationship between the Company and James C. Marshall, CPA, P.C. ("Marshall") ceased as the board of directors of the Company approved and accepted their resignation . On that date, the Company engaged Semple & Cooper, LLP, ("Semple") as its principal independent principal accountant. Marshall had served as the Company's principal independent accountant since February 1, 2001 .

Marshall audited the balance sheet of the Company as of December 31, 2000 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the year ended December 31, 2000. Marshall's report on the financial statements of the Company for the fiscal years ended December 31, 2001 and December 31, 2002 and any later interim period up to and including the date the relationship with Marshall ceased did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the Company's two most recent fiscal years ending December 31, 2002 and any later interim period, including the interim period up to and including the date the relationship with Marshall ceased, there had been no disagreements with Marshall on any matters of accounting principles or practices, financial statement disclosure of auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Marshall would have caused Marshall to make reference to the subject matter of the disagreement(s) in connection with its report on the Company's financial statements.

The Company authorized Marshall to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company requested that Marshall review the disclosure and Marshall was given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it did not agree with the statements made by the Company in the report on Form 8-K filed on March 12, 2004. Such letter was filed as an exhibit to such Form 8-K.

The Company had not previously consulted with Semple regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) between the Company and Marshall, the Company's previous independent accountant, as there were no such disagreements or a reportable event from January 1, 2000 through December 31, 2002 and any later interim period, including the interim period up to and including the date the relationship with Marshall ceased. Neither had the Company received any written or oral advice concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue. Semple reviewed the disclosure required by Item 304(a) before it was filed with the Commission and was provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it did not agree with the statements made by the Company in response to Item 304(a). Semple did not furnish a letter to the Commission.


ITEM 8A.          CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities.

(b) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Names of Executive                                  Date of        Date of
Officers and Directors   Age  Position              Appointment    Resignation
----------------------   ---  ----------            ------------   -------------
Peter H. Jacobs           55  Chairman, C.E.O       May 3, 2002   April 10, 2003
                               & Director

William H. Whitmore, Jr.  44  Vice-President        May 3, 2002   April 10, 2003
                               & Director           Jan. 16, 2004      N/A

Albert A. Golusin (1)     49  Secretary,Treasurer,  January 5, 2001    N/A
                               and Director

William E. Grafham        64  Director              July 2, 1997   January 16, 2004

Wade P. Carrigan (1),(2)  46  Director              May 3, 2002         N/A

(1) Independent member of Audit Committee at December 31, 2002
(2) Mr. Carrigan became the C.E.O. on April 10, 2003 and resigned as C.E.O on January 16, 2004.


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

Albert A. Golusin has been a Certified Public Accountant since 1981. He worked with the public accounting firms of Grant Thornton & Company, C.P.A's and Kenneth Leventhal & Company, C.P.A.'s from 1979 through 1994. From 1985 to 1992, Mr. Golusin was the Controller of a public company called N-W Group, Inc. that later became Glenayre Electronics. He was responsible for managing a $40 million cash portfolio, managing the accounting department and preparing the financial statements for reporting to the Securities Commissions in the U.S.A. and Canada. From 1993 to the present, Mr. Golusin has consulted to publicly traded companies or companies preparing to become publicly traded. He received a B.S. in accounting from Brigham Young University in December 1978. He currently serves as the Chief Financial Officer and Director of SunnComm Technologies, Inc. which publicly trades on the pink sheets under the symbol "STEH", and part-time as the Chief Financial Officer and Director for Silverado Financial Corporation and Dstage.com which are publicly traded on the OTC Bulletin Board of NASDAQ.

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

On April 10, 2003 Mssrs. Jacobs and Whitmore resigned from the Company in order to devote their full time effort to SunnComm Technologies. On January 16, 2004, Mr. Whitmore became the Chief Executive Officer and joined the board of directors upon the resignation of William Grafham.



SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all
Section 16(a) forms filed by such reporting persons.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal 2003. Based on stockholder filings with the SEC, SunnComm Technologies, Inc. is subject to Section 16(a) filing requirements.


CODE OF ETHICS

The Company has not adopted a Code of Ethics as of the date of this report. Resources and time necessary to adopt written standards reasonably designed to deter wrongdoing have not been available as of the date of this report. The Company plans to engage a consultant to assist in drafting of a Code of Ethics.



ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company for the three fiscal years ended December 31, 2001, 2002 and 2003 awarded, earned or paid to the chief executive officer at December 31, 2002 and all officers and directors, as a group.

    Summary Compensation Table
                                      Annual Compensation              Long Term Compensation
                                      -------------------              -------------------------
                                                                       Securities
Name and Principal                                                     Underlying   All Other
Positions at 12/31/03                    Salary   Bonus  Compensation    Options   Compensation
---------------------------------------- ------   -----  ------------  ----------  ------------
William H. Whitmore, Jr., Vice-President    (1)
    2003                                   - 0 -  - 0 -       $16,500         --        None
John James Shebanow,President (2)
    2001                                $ 62,653  - 0 -       $27,347         --        None
    2002                                  13,728  - 0 -       $39,500         --        None
Peter H. Jacobs,President (3)
    2002                                 $ - 0 -  - 0 -       $ - 0 -         --        None
    2003                                   - 0 -  - 0 -       $20,625         --        None

Wade P. Carrigan,President (4)
    2003                                   - 0 -  - 0 -       $54,375         --        None

Officers and directors, as a group
    2001                                $240,000  - 0 -       $50,000(5)      --        None
    2002                                 $ - 0 -  - 0 -       $67,000(6)      --        None
    2003                                   - 0 -  - 0 -      $146,500(7)      --        None

     1. An amount of $16,500 was accrued by Mr. Whitmore at December 31, 2003 and paid in 2004 with 550,000 restricted common shares for serving as Vice-President.

     2. Mr. Shebanow received a total of 395,846 restricted common shares in May of 2002 for the value of his services performed during 2001 in the amount of $27,347 and 2002 in the amount of $39,500 that he elected to receive in the form of non-cash compensation.

     3. Mr. Jacobs did not receive any compensation directly from the Company as he was paid directly by SunnComm Technologies,Inc which accrued a total of $175,000 for overhead and salaries for the services of two officers and himself for the seven months ended December 31, 2002. He resigned as the C.E.O. and a director on April 10, 2003. Mr. Jacobs was paid by the Company for his services during 2003 with 687,500 restricted common shares at a deemed value of $20,625 for serving as President. He also received 366,667 restricted common shares for reimbursement of $3,728 of cash advanced to the Company.

     4. An amount of $54,375 was accrued by Mr. Carrigan at December 31, 2003 and paid in 2004 with 1,812,500 restricted common shares for serving as President. He also received 366,667 restricted common shares for reimbursement of $11,000 of cash advanced to the Company.

     5.   Includes  155,947  restricted  common shares issued to four directors,
          one  of  which  was  an  officer,   in   satisfaction  of  $50,000  in
          compensation or reimbursements owed to them.

     6. Includes 393,423 restricted common shares issued to two directors, one of which was an officer, in satisfaction of $67,000 in compensation or reimbursements owed to them.

     7. During 2003, the Company received services from four officers and accrued $146,500 in compensation expense. The Company satisfied the obligation by issuing 4,883,333 restricted common shares to the four officers during February 2004.



Management Agreement

During the fourth quarter of 2002, Quiet Tiger Inc. agreed to a management agreement with SunnComm,Inc. effective June 15, 2002. This agreement required Quiet Tiger Inc. to pay SunnComm,Inc. $25,000 a month for the part-time services of Mssrs.Jacobs, Whitmore and Golusin as well as general and administrative costs. The agreement was effectively canceled at December 31, 2002. At December 31, 2002, Quiet Tiger Inc. owed SunnComm,Inc. $162,500 under the terms of the agreement.

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


Peter H. Jacobs                         -- / --                $ -- / --
Wade P. Carrigan                        -- / --                $ -- / --
William H. Whitmore, Jr.                -- / --                $ -- / --
All officers and
   directors as a group (1)        106,038 / --                $ -- / --
================================================================================
     (1) A total of 106,038 shares are available under option at $.56 per common share.


Option Grants in the Last Two Fiscal Years

The Company did not grant options during 2002 and 2003.

Stock Option Plan
-----------------
The Company has adopted its 1997  Statutory and  Non-Statutory  Incentive  Stock
Option Plan ("Plan") which authorizes the Company to grant incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, and to grant nonstatutory stock options. The Plan relates to a total of 623,756 shares of common stock. Options relating to 106,038 shares have been issued and are outstanding and all are presently exercisable. No options were granted in 2002 or 2003. The options are exercisable at $.56 per share. A total of 249,501 options expired during January 2003. The outstanding options must be exercised within 10 years from the date of grant and no later than three months after termination of employment or service as a director, except that any optionee who is unable to continue employment or service as a director due to total and permanent disability may exercise such options within one year of termination and the options of an optionee who is employed or disabled and who dies must be exercised within one year after the date of death.

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

Compensation of Directors
-------------------------
The Company does not compensate directors. During 2001 through 2003, independent directors were not compensated; however, officers that were also directors were compensated as described in the Summary Compensation Table.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 26, 2003, certain information with respect to the beneficial ownership of the Company's common stock by (i) each director and officer of the Company, (ii) each person known to the Company to be the beneficial owner of 5% or more of the outstanding shares of common stock, with such person's address, and (iii) all of the directors and executive officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.




Name of Beneficial Owner                      Shares beneficially
or Name of Officer or Director                      Owned (1)           Percent
------------------------------                -----------------------   -------

Albert A. Golusin, Secretary and Treasurer     2,662,785(3)               1.8
668 N. 44'th Street, Suite 233
Phoenix, Arizona 85008

William E. Grafham, Director                   1,528,630 (2)              1.0
Grandview Condominiums #412
Seven Mile Beach
Grand Cayman, BWI

Wade P. Carrigan, Director                     3,429,167                  2.3
P.O. Box 1908
Gilbert, Az. 85299

William H. Whitmore, Jr.                         550,000                  0.4
668 N. 44'th Street, Suite 233
Phoenix, Arizona 85008


SunnComm Technologies, Inc.                   96,740,414 (4)             65.3
668 N. 44th Street, Suite 248
Phoenix, Az. 85008


All officers and directors as a
group (4 persons)                              8,170,582 (5)              5.5

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - cont

     1. All securities are owned directly and beneficially unless otherwise noted. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of March 19, 2004 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity.

     2. Mr. Grafham resigned as a director of the Company on January 16, 2004. Includes 62,375 shares of common stock underlying presently exercisable options. Also includes the shares owned by companies in which Mr. Grafham has the voting or investment power.

     3.   Includes   43,663   shares  of  common  stock   underlying   presently
          exercisable options.

     4. Amounts shown include shares held by Project 1000, Inc. which is a wholly owned subsidiary. Shares of Quiet Tiger Inc. personally owned by the directors of SunnComm Technologies, Inc. are 3,479,567 and have not been included in the beneficial shareholdings of SunnComm.

     5. Directors and Officers include William Grafham who is a director of the Company on January 16, 2004.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.


On May 3, 2002, the Company acquired from Project 1000 Inc. "P1", a wholly owned subsidiary of SunnComm Technologies, Inc., "Digital Content Cloaking Technology(TM)", known as MediaCloQ or MediaMaker ("P1 Technology"), which is a set of methodologies that are designed to work together to thwart illegal copying or ripping of optical media that complies to IEC 90608 Redbook standards. Each of the methodologies used is meant to work toward defeating the various software products currently available on the market today that are used for the purpose of making illegal copies of CDs or of individual audio tracks. The Assets include, but are not limited to, P1`s proprietary property which includes all English and foreign language, all commercial and non-commercial, and all present and future versions thereof, and all required and/or relevant P1 Documentation, Intellectual Property Rights and other proprietary rights therein, and Derivatives thereof that is required and/or relevant to the development of current and future versions. These shares were issued by a unanimous directors consent and pursuant to the exemption found in Section 4(2) of the Securities Act of 1933. The Company issued 23,837,710 restricted common shares to P1 for the P1 Technology resulting in a change of control of the Company. The P1 Technology was recorded by the Company at P1's cost.

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

During the fourth quarter of 2002, Quiet Tiger Inc. agreed to a management agreement with SunnComm,Inc. effective June 15, 2002. This agreement required Quiet Tiger Inc. to pay SunnComm,Inc. $25,000 a month for the part-time services of Mssrs.Jacobs, Whitmore and Golusin as well as general and administrative costs. The agreement was effectively canceled at December 31, 2002. At December 31, 2002, Quiet Tiger Inc. owed SunnComm,Inc. $162,500 under the terms of the agreement.

On February 2, 2004, the Company issued 4,883,333 restricted common shares to directors and officers for services rendered during 2003 at a deemed value of $146,500 and 1,169,616 restricted common shares for reimbursement of cash advances of $35,088. A total of 986,072 restricted common shares were issued to a non-affilate for payment of $29,582 of accrued interest expense and cash advances made to the Company during 2003 and prior years. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.


On March 4, 2004 the written consent, of a majority of disinterested outstanding common shares of record at February 4, 2004 of Quiet Tiger, became effective to approve the issuance of 10,152,704 restricted common shares valued by the Company at $.03 per share to SunnComm Technologies, Inc., "SunnComm", for $304,581 of debt incurred for cash advances and administrative and overhead expenses charged to the Company and to approve the issuance of 64,000,000 restricted common shares valued by the Company at $.03 per share for a total consideration of $1,920,000 to SunnComm and the assumption of a $110,000 outstanding debt due to a consultant for an Exclusive Marketing Agreement with its commercial copy protection technology on CD's and all of its continuing upgrades. The Agreement provides the Company with 50% of the revenues derived from all existing licensing agreements held by SunnComm for the technology and requires Quiet Tiger to advance $138,000 a month against future royalties and an additional $12,000 for services being provided by SunnComm. The first such payment shall be made on March 31, 2004. The Exclusive Marketing Agreement gives the Company the exclusive marketing rights for SunnComm's optical media enhancement and control technologies. Under the terms of the Exclusive Marketing Agreement, the Company must pay for all of its sales and marketing costs and SunnComm must pay for all of its development and upgrade costs. SunnComm also agreed to indemnify the Company against consumer complaints and product related litigation.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No.      Description and Method of Filing
----------      ---------------------------------

3.1 Certificate of Change to the Authorized Shares of Fan Energy, Inc., as filed with the Nevada Secretary of State June 28, 2002 as filed on Exhibit 3(I) 1 on Form 8-K dated June 28, 2002.

3.2 Amended Articles of Incorporation for change of name and increased authorized shares incorporated by reference on Exhibit 1 on Form 8-K filed April 24, 2003.

10.1 Asset  Purchase  Agreement  with Project  1000,  Inc.  dated May 3, 2002 on
     Exhibit 10.1 (1)

10.2 Amendment # 1 to Asset Purchase Agreement with Project 1000, Inc. dated May 3, 2002 on Exhibit 10.2 (1)

10.3 Amendment # 2 to Asset Purchase Agreement with Project 1000, Inc. dated May 3, 2002 on Exhibit 10.3 (1)

10.4 Voting  Agreement with Project 1000, Inc. dated May 3, 2002 on Exhibit 10.4
     (1)

10.5 Exclusive Marketing Agreement with SunnComm Technologies, Inc. incorporated by reference on Form 8-K filed March 12, 2004

16.1 Letter on Change in Certifying Accountant incorporated by reference on Form 8-K filed March 12, 2004

21.1 Shareholder Consent of disinterested shareholders for transactions with SunnComm Technologies, Inc. incorporated by reference on Form 14C filed February 5, 2004.

22.1 Shareholder Consent of disinterested shareholders for transactions with SunnComm Technologies, Inc. incorporated by reference on Form 14C filed February 5, 2004.

31   Certification of Chief Executive Officer and Chief Financial Officer.


(1) Incorporated by reference on Form 8-K dated May 7, 2002.

Exhibit 31


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2003



In connection with the Annual Report on Form 10-KSB of Quiet Tiger Inc., formerly known as Fan Energy Inc., for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), William H. Whitmore, Jr., Chief executive officer and Albert A. Golusin, chief financial officer, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.


                                /s/ William H. Whitmore, Jr.
                              ------------------------------
                              Name: William H. Whitmore, Jr.
                              Date: March 30, 2004


                                /s/ Albert A. Golusin
                              ------------------------------
                              Name: Albert A. Golusin
                              Date: March 30, 2004


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Corporation for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

------------------

(b) Reports on Form 8-K.

The Registrant filed no reports on Form 8-K during the fiscal quarter ending December 31, 2003.


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

James C. Marshall C.P.A., P.C.,"Marshall", was the Company's independent auditor for the year ended December 31, 2002 and reviewed the quarterly financial statements for the first three quarters during 2003. Marshall performed the services listed below and was paid the fees listed below.

AUDIT FEES

Marshall billed aggregate fees of approximately $9,600 for the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for each of the three quarters ended September 30, 2003 and approximately $24,000 for year ended December 31, 2002 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB.

TAX FEES

Marshall billed $600 for the preparation of its tax returns for the year ended December 31,2002. Marshall did not provide any services pertaining to tax advice or strategies.

ALL OTHER FEES

Marshall did not provide or bill for any other professional services during the two years ended December 31, 2003.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QUIET TIGER INC.


Date: March 30, 2004               By /s/ William H. Whitmore, Jr.
     ---------------                 ------------------------
                               William H. Whitmore, Jr., Chief Executive Officer


Date: March 30, 2004               By /s/ Albert Golusin
      --------------                 -------------------------
                                          Albert A. Golusin,
                                          Principal Accounting
                                          Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 30, 2004               By /s/ William H. Whitmore
                                      ----------------------------------
                                          William H. Whitmore, Jr.  Director

Date: March 30, 2004               By /s/ Wade P. Carrigan
                                      ----------------------------------
                                          Wade P. Carrigan  Director

Date: March 30, 2004                By /s/ Albert Golusin
                                       ----------------------------------
                                           Albert Golusin  Director

CERTIFICATION

I, William H. Whitmore, Jr., Chief Executive Officer of Quiet Tiger Inc., formerly Fan Energy Inc., certify that:

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

 Date: March 30, 2004

 /s/ William H. Whitmore
------------------------------
     William H. Whitmore
     Chief Executive Officer

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

 Date: March 30, 2004

 /s/ ALBERT A. GOLUSIN
 -------------------------
     Albert A. Golusin
     Chief Executive Officer

                          INDEX TO FINANCIAL STATEMENTS
1. Financial Statements:
     Independent Auditor's Report .......................................... F-1
     Independent Auditor's Report .......................................... F-2
     Balance Sheet December 31, 2003 ....................................... F-3
     Statements of Operations Years ended December 31, 2002 and 2003
         and Cumulative Amounts from Inception to December 31, 2003 ......   F-4
     Statement of Stockholders' Equity Years Ended December 31,
          1997, 1998, 1999, 2000, 2001, 2002 and 2003....................    F-5
     Statements of Cash Flows Years ended December 31, 2002 and 2003 and Cumulative Amounts from Inception to December 31, 2003 ...... F-6-F-8
     Notes to Financial Statements..................................... F-9-F-26
2.  Schedules
     None

                         INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders of
Quiet Tiger, Inc.

We have audited the accompanying consolidated balance sheet of Quiet Tiger, Inc. formerly Fan Energy Inc., (a development stage company) and Subsidiary as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quiet Tiger, Inc. and Subsidiary at December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses and liquidity issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                  /s/ Semple & Cooper, LLP

Phoenix, Arizona
April 8, 2004

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




                                              /s/ JAMES C. MARSHALL
                                              --------------------------------
                                                  JAMES C. MARSHALL, CPA, P.C.
Scottsdale, Arizona
April 14, 2003

                                QUIET TIGER, INC.
                           CONSOLIDATED BALANCE SHEET
                         ( A Development Stage Company)
                                December 31, 2003


                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash                                                        $          840

OTHER ASSETS:
   Equipment held for sale                                            100,000
   Deposits                                                            10,650
                                                              ---------------
Total assets                                                   $      111,490

                                                              ---------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
CURRENT
   Accounts payable                                            $       49,301
   Debenture payable                                                   25,000
   Accrued interest payable                                             1,582
   Due to affiliates                                                  498,787
                                                              ---------------
Total current liabilities                                             574,670
                                                              ---------------

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock, $.01 par value,
   5,000,000 shares authorized, none issued
Common stock, $.001 par value, 350,000,000 shares
   authorized, 55,432,778 issued and outstanding                       55,433

Additional paid-in capital                                          7,408,951
Additional paid-in capital stock options                              100,500
(Deficit) accumulated during the development stage                 (8,028,064)
Total stockholders' equity (deficit)                                 (463,180)
                                                              ---------------

Total liabilities and stockholders' equity                     $      111,490
                                                              ---------------

See accompanying notes to these consolidated financial statements.

                                QUIET TIGER, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Cumulative
                                                                        amounts from
                                                                           January
                                        For the 12 months ended           1,1997 to
                                      -----------------------------      December 31,
                                          2003            2002               2003
                                      -------------    ------------     --------------
REVENUES
Floppy disk sales                          $     0         $     0         $   56,094
                                      -------------    ------------     --------------
Total Revenue                                    0               0             56,094

COST OF SALES
Cost of floppy disk sales                        0               0            (52,265)
                                      -------------    ------------     --------------
Total Cost of Sales                              0               0            (52,265)

Gross Profit                                     0               0              3,829

OPERATIING EXPENSES
Impairment on equipment                    900,000       3,033,309          3,933,309
Impairment on intellectual property        674,629               0            674,629
General and administrative                 260,501         440,394          1,284,063
Depreciation                                     0           2,488             17,092
                                      -------------    ------------     --------------
Total Operating Expenses                 1,835,130       3,476,191          5,909,093

OTHER (INCOME) EXPENSE
Interest expense                             4,751               0             13,729
Interest revenue                                 0         (15,125)           (48,266)
                                      -------------    ------------     --------------
Total Non-Operating expenses                 4,751        (15,125)           (34,537)

                                      -------------    ------------     --------------
(Loss) from continuing operations       (1,839,881)     (3,461,066)        (5,870,727)


DISCONTINUED  OPERATION
(Loss) from discontinued                         0               0           (508,220)
   operation, net

Loss from impairment of assets                   0               0         (1,557,702)
   on discontinued operation

Loss on disposal of discontinued
   Operation, net                                0               0            (91,415)
                                      ------------------------------------------------
 Loss from discontinued operations               0               0         (2,157,337)
                                      ------------------------------------------------
NET (LOSS)                             $(1,839,881)     $(3,461,066)      $(8,028,064)
                                      ================================================

(LOSS) INCOME PER SHARE:
   (Loss) per share from continuing      $   (0.03)      $   (0.09)
      operation

   (Loss) per share from
      discontinued operation                  0.00            0.00
                                      -------------    ------------

   (Loss) per share                     $   (0.03)      $   (0.09)
                                      -------------    ------------

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic and Diluted                    54,363,169      37,349,058
                                      -------------    ------------


See accompanying notes to these consolidated financial statements.
                                       F-4

                                QUIET TIGER, INC.
                         ( A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                           (Deficit)                 Additional
                                                                            Accumulated              Paid-In
                                             Common Stock      Additional   During                   Capital
                                       ----------------------   Paid-In     Development   Treasury   Stock
                                         Shares        Amount    Capital    Stage         Shares     Options    Total
                                       -----------   --------  ----------  ------------  ---------  ---------  -----------
Balance January 1, 1997                    493,593      $ 494   $ 504,154    $ (504,648)                        $        0
Reclassification of deficit pursuant
  to quasi reorganization                                        (504,648)      504,648                                  0
Sale of common stock and warrants
  pursuant to private placement at
  $.31 per unit                          1,599,036      1,600     498,400                                          500,000
Issuance of common stock for services
  issued for $.31 per share                159,906        160      49,840                                           50,000
Sale of common stock and warrants
  pursuant to private placement at
  $.78 per unit                          1,279,223      1,279     998,721                                        1,000,000
Costs of private placement offerings                              (52,869)                                         (52,869)
Issuance of common stock for property,
  valued at $.21 per share.              1,439,129      1,439     298,561                                          300,000
Issuance of common stock warrants
  for offering costs                                                4,545                                            4,545
Issuance of stock options                                           2,332                             100,500      102,832
Net (loss)                                                                     (199,232)                          (199,232)
                                       -----------   --------  ----------  ------------  ---------  ---------  -----------
Balance December 31, 1997                4,970,887      4,972     1,799,036    (199,232)         0    100,500    1,705,276
Issuance of common stock for services
  issued for $.31 per share                137,514        137      42,863                                           43,000
Exercise of common stock warrants for
  cash at $.31 per share                 1,320,804      1,321     411,679                                          413,000
Net (loss)                                                                   (1,456,553)                        (1,456,553)
                                       -----------   --------  ----------  ------------  ---------  ---------  -----------
Balance December 31, 1998                6,429,205      6,430   2,253,578    (1,655,785)         0    100,500      704,723
Conversion of payables to common stock
  by officers, valued at $.35 per share    127,795        127      44,826                                           44,953
Forgiveness of debt by officer/director                            22,000                                           22,000
Return of common stock by
  officers/directors                      (511,698)      (512)        512                                                0
Net (loss)                                                                     (435,547)                          (435,547)
                                       -----------   --------  ----------  ------------  ---------  ---------  -----------
Balance December 31, 1999                6,045,302      6,045     2,320,916  (2,091,332)         0    100,500      336,129
Issuance of common stock in public
  offering                               1,786,741      1,787     298,213                                          300,000
Cost of public offering                                           (12,456)                                         (12,456)
Net (loss)                                                                      (68,366)                           (68,366)
                                       -----------   --------  ----------  ------------  ---------  ---------  -----------
Balance December 31, 2000                7,832,043      7,832   2,606,673    (2,159,698)         0    100,500      555,307
Shares issued for media production
  equipment                             12,007,252     12,007   3,837,993                                        3,850,000
Shares purchased in private placement      155,938        156      49,844                                           50,000
Shares issued under Note                 1,871,260      1,871     598,129                                          600,000
Secured Note receivable                                (1,871)   (598,129)                                        (600,000)


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - continued

Shares issued for services                 182,447        183      58,317                                           58,500
Acquisition  of shares from sale of oil
properties                                                                                 (75,777)                (75,777)
Net (loss)                                                                     (567,419)                          (567,419)
                                       -----------   --------  ----------  ------------  ---------  ---------  -----------
Balance December 31, 2001               22,048,940     20,178   6,552,827    (2,727,117)   (75,777)   100,500    3,870,611
Shares issued for services               1,292,227      1,292     206,536                                          207,828
Shares issued for expenses                 106,119        106      28,207                                           28,313
Shares issued for intellectual property 23,837,710     23,838     650,791                                          674,629
Cancellation  of  shares  issued  under
  secured note                          (1,871,260)                                                                      0
Acquisition  of  treasury   shares  for
  interest under cancelled secured note                                                    (50,114)                (50,114)
Cancellation of treasury shares           (452,627)      (453)   (125,438)                 125,891                     0
Net (loss)                                                                   (3,461,066)                        (3,461,066)
                                       -----------   --------  ----------  ------------  ---------  ---------  -----------
Balance December 31, 2002               44,961,109     44,961   7,312,923    (6,188,183)         0    100,500    1,270,201
Shares purchased in private placement      265,957        265       4,735                                            5,000
Shares issued for services              10,150,000     10,150      91,350                                          101,500
Shares   issued   in   rounding   for
  forward split                             55,712         57         (57)                                               0
Net (Loss) for the year ended  December
  31, 2003                                                                   (1,839,881)                        (1,839,881)
                                       -----------   --------  ----------  ------------  ---------  ---------  -----------

                                        55,432,778     55,433   7,408,951    (8,028,064)         0    100,500     (463,180)
                                       ===========   ========  ==========  ============  =========  =========  ===========

See accompanying notes to these consolidated financial statements.

                                QUIET TIGER, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                  For the years ended         Cummulative from
                                                                      December 31,             January 1, 1997
                                                             -------------------------------   (Inception ) to
                                                                  2003             2002          Dec. 31, 2003
                                                             ------------------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) for the period                                    $  (1,839,881)   $   (3,461,066)    $   (8,028,064)
  Adjustments to reconcile net cash used by operations:
    Loss from discontinued operation, net                                                               508,220
    Impairment of assets on discontinued operation                                                    1,557,702
    Loss on sale of discontinued operation                                                               91,415
    Impairment of equipment                                        900,000         3,033,309          3,933,309
    Impairment of intellectual property                            674,629                              674,629
    Depreciation                                                         0             2,488             17,092
    Fair value of stock options issued                                   0                              102.832
    Common stock issued for services                               101,500           236,141            534,094
    Treasury stock received for interest                                 0           (50,114)           (50,114)
    Forgiveness of payable by officer/director 22,000
Changes in assets andliabilities:
    (Increase)/decrease  in  receivable from affiliates                  -            34,989                  -
    (Increase)/decrease  in  prepaid expenses                            -            49,500                  -
    (Increase)/decrease  in  deposits                              (10,650)                -            (10,650)
    (Increase)/decrease  in  equipment                                   -           (32,000)           (32,000)
    Increase/(decrease) in accounts payable                        (59,626)           54,630             44,965
    Increase/(decrease) in payable to affiliates                   203,286           132,123            478,427
    Increase/(decrease) in accrued interest                          1,582                                1,582
                                                             ------------------------------- ------------------
Net cash (used) by operating activities                            (29,160)                -           (154,561)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for equipment & tenant improvements                            -                 -           (168,402)
                                                             ------------------------------- ------------------
Net cash (used) in investing activities                                  -                 -           (168,402)
                                                             ------------------------------- ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of debenture payable                             25,000                               25,000
Proceeds from exercise of common stock warrants                                                         413,000
Proceeds from sale of common stock                                   5,000                            1,805,000
Cash paid for offering costs                                                                            (60,780)
Proceeds from sale of common stock under note                            -                 -             50,000
                                                             ------------------------------- ------------------
Net cash provided by financing activities                           30,000                 -          2,232,220
                                                             ------------------------------- ------------------

Cash (used)  from discontinued operations                                -                 -         (1,908,417)

Net Increase (decrease) in cash                                        840                 -                840
Cash at beginning of period                                              0                 0                  -
                                                             --------------------------------------------------
Cash at end of period                                           $      840       $         -     $          840
                                                             ==================================================


CONSOLIDATED STATEMENTS OF CASH FLOW - continued

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for equipment                                                               $3,850,000
Acquisition of 236,331 treasury stock shares in sale                                                    $75,777
  of discontinued operation.
Acquisition of 1,871,260 treasury stock shares in $600,000
  cancellation of note receivable.
Acquisition of 156,297 treasury stock shares in $50,114
    cancellation of interest on note receivable.
Issuance of common stock for intellectual property                                  $674,629           $674,629
Cancellation of 392,628 treasury shares                                            ($125,891)         ($125,891)
Cancellation of 1,871,260 treasury shares                                                             ($600,000)

See accompanying notes to these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


During the years ended December 31,  1997,1998,1999,2000,2001,2002  and 2003 the
Company paid cash for interest of $6,247,  $0,  $2,137,  $262,  $332, $0 and $60
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

On January 8, 2001 the Company issued 12,007,252 restricted shares of its common stock to four persons for plant, equipment and other assets, including specialized manufacturing equipment, manufacturing set ups, real estate leases, fixtures and related equipment and other property with an estimated fair market value of $3.85 million. Also on that date the Company issued 2,027,198 shares of restricted common stock to one of the persons for $650,000, of which $600,000 was paid by the purchaser's secured promissory note, due March 31, 2003.

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

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES-cont.


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

























The accompanying notes are an integral part of the financial statements

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

Its principal activities had been raising capital through the sale of its securities, acquiring undivided minority interests in two oil and natural gas exploratory prospects in California for cash and common stock and one prospect in Wyoming, and commencing the drilling of exploratory and development wells on these properties. During 1999 through 2001 revenue from oil and gas production was received from two wells. On December 1, 2001 the Company agreed to sell all of its assets related to the oil and natural gas industry to an entity controlled by a director of the Company. The transaction was deemed effective December 1, 2001, and included all of the Company's undivided interests in producing natural gas wells and adjacent acreage in California and the Company's undivided interest in oil and gas leaseholds, geophysical exploratory data and other nominal assets. Following the transaction, the Company had no interest in any oil or natural gas assets of any nature. The buyer assumed all of the obligations of the Company to pay approximately $13,500 in outstanding liabilities relating to the oil and natural gas properties transferred and any future contingent liabilities including well closure, remediation and clean-up, and surrendered 236,331 restricted shares of the Company's common stock owned of record and beneficially by the director to the Company. The deemed value of the shares received was $75,777 and the Company recorded a loss on the transaction of $91,415. The disinterested members of the Board of Directors of the Company, following an independent evaluation of the properties, approved the transaction unanimously.

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

On May 3, 2002, the Company acquired from Project 1000 Inc. "P1", a wholly owned subsidiary of SunnComm Technologies, Inc., "Digital Content Cloaking Technology(TM)", known as MediaCloQ or MediaMaker ("P1 Technology"), which is a set of methodologies that are designed to work together to thwart illegal copying or ripping of optical media that complies to IEC 90608 Redbook standards. Each of the methodologies used is meant to work toward defeating the various software products currently available on the market today that are used for the purpose of making illegal copies of CDs or of individual audio tracks. The Assets include, but are not limited to, P1`s proprietary property which includes all English and foreign language, all commercial and non-commercial, and all present and future versions thereof, and all required and/or relevant P1 Documentation, Intellectual Property Rights and other proprietary rights therein, and Derivatives thereof that are required and/or relevant to the development of current and future versions. The Company issued 23,837,710 restricted common shares to P1 for the P1 Technology resulting in a change of control of the registrant. The P1 Technology was recorded by the registrant at P1's cost.

At December 31, 2003, the Company impaired all of its MediaCloQ technology for $674,629 because it determined that it could not be sold due to its inability to work on all DVD players. It also impaired its floppy disk burnishing equipment $900,000; thus reducing its value to $100,000 which it believes is the market value of the equipment.

On January 28, 2004 the Company entered into a binding Memorandum of Understanding, "MOU", with DarkNoise Technologies Limited, a United Kingdom company, "DarkNoise". Under the terms of the MOU, Quiet Tiger will acquire all of DarkNoise and its technologies for $150,000 US in cash and a minimum of 10,000,000 restricted common shares of Quiet Tiger, Inc. DarkNoise's technology inserts data into digital audio files that is inaudible as long as the file is played as is. But the nature of the inserted data is such that most types of conversion or compression, as happens when ripping a song to MP3 or other unsecured file sharing formats, will cause it to produce very audible distortion in the resulting output.

On March 4, 2004 the written consent, of a majority of disinterested outstanding common shares of record at February 4, 2004 of Quiet Tiger, became effective to approve the issuance of 10,152,704 restricted common shares valued by the Company at $.03 per share to SunnComm Technologies, Inc., "SunnComm", for $304,581 of debt incurred for cash advances and administrative and overhead expenses charged to the Company and to approve the issuance of 64,000,000 restricted common shares valued by the Company at $.03 per share for a total consideration of $1,920,000 to SunnComm and the assumption of a $110,000 outstanding debt due to a consultant for an Exclusive Marketing Agreement with its commercial copy protection technology on CD's and all of its continuing upgrades. The Agreement provides the Company with 50% of the revenues derived from all existing licensing agreements held by SunnComm for the technology and requires Quiet Tiger to advance $138,000 a month against future royalties and an additional $12,000 for services being provided by SunnComm. The first such payment shall be made on March 31, 2004. The Exclusive Marketing Agreement gives the Company the exclusive marketing rights for SunnComm's optical media enhancement and control technologies. Under the terms of the Exclusive Marketing Agreement, the Company must pay for all of its sales and marketing costs and SunnComm must pay for all of its development and upgrade costs. SunnComm also agreed to indemnify the Company against consumer complaints and product related litigation.

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

At December 31, 2003, the Company impaired all of its MediaCloQ technology for $674,629 because it determined that it could not be sold due to its inability to work on all DVD players. It also impaired its floppy disk burnishing equipment $900,000; thus reducing its value to $100,000 which it believes is the market value of the equipment.

The Company is in the development stage and has not realized significant revenues from its planned operations. As such, the Company, as of December 31, 2003 has incurred net operating losses since reactivation as a development stage company of $8,028,064 and has a deficit working capital of $573,830 which is not sufficient working capital to fund its planned operations during the next twelve months.

The Company has written down its media production equipment to its estimated net realizable value.

Additional funding will be required to effectively market MediaMax M4 and finance general and administrative expenses. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. In order to meet the Company's continuing financing needs, management of the Company intends to raise working capital through the sale of its disk manufacturing equipment, common stock or other securities, and ultimately achieving profitable operations.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESTATEMENT OF SHARE AMOUNTS

On June 28, 2002, the Company effected a forward stock split of 9.3563 shares for 1 share.

On December 24, 2001, the Company effected a share consolidation of one new common share for each fifteen pre-consolidated shares.

All of the common authorized and issued shares were affected by the consolidation of December 24, 2001 and forward stock split of June 28, 2002. All share amounts in this entire report are stated post reverse of December 24, 2001 and post forward stock split of June 28, 2002 unless otherwise indicated. The Company has restated the prior periods to reflect this share consolidation to January 1, 1997.
                                      F-11

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


EQUIPMENT

Equipment and Intellectual property were originally stated at cost and subsequently impaired to reflect their fair value. The equipment is held for sale. A modified units of production method, that was based upon units produced subject to a certain minimum level, was used to depreciate substantially all disk manufacturing equipment. The straight line method is used for all other equipment. The estimated depreciable lives range from 3 to 10 years for machinery, equipment and fixtures.


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

The Company did not issue any stock options or warrants during 2002 or 2003. During 2003 the Company issued a debenture convertible into common stock. Common stock equivalents outstanding at December 31 were as follows:

                                                      At December 31,
                                            2002                       2003
                                    # of    Exercise Price       # of    Exercise Price
                               common shares  per share     common shares  per share
Outstanding Warrants convertible
 into common stock

Warrants issued Oct. 31,1997  (1)    736,032     $.24                none     none
Warrants issued Dec. 29, 2001 (2)  1,871,260     $.16                none     none

Outstanding stock options convertible
 into common stock

Options issued Oct. 30, 1997 (3)     106,038     $.56             106,038     $.56
Options issued Oct. 30, 1997 (4)     249,501     $.22                none     none

Debenture payable convertible
 into common stock

Debenture issued Feb. 12, 2003 (5)      none     none             886,073     $.03

     (1)  All warrants issued expired unexercised on March 31, 2003.
     (2)  All warrants issued expired unexercised on June 20, 2003.
     (3)  All options are exercisable and expire on October 30, 2007.
     (4) On January 5,2003, 155,938 options expired and on January 20,2003 93,563 options expired.
     5) On February 12, 2003 the Company issued a debenture for $25,000 which accrued interest at 10% per annum and matured in a balloon payment with interest on February 11, 2004. On February 2, 2004, the principal amount of $25,000 and accrued interest of $1,582 was converted into 886,073 shares at a deemed value of $.03 per share.

NEW TECHNICAL PRONOUNCEMENTS

     In June 2002, FASB issued Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities," effective for activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of SFAS No. 146 did not have a material effect on the Company's financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 expands on the accounting guidance of SFAS No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superceded. FIN 45 elaborates on existing disclosure requirements for most guarantees, including standby letters of credit. It also clarifies that guarantees must be recognized as an initial liability for fair value, or market value, of the obligations assumed under the guarantee and that this information must be disclosed in interim and annual financial statements. FIN 45 applies on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

     In December 2002, FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The adoption of SFAS No. 148 did not have a material effect on the Company's financial position or results of operations.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires a variable interest entity (VIE) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R for our consolidated financial statements are as follows:

1. Special purpose entities ("SPEs") created prior to February 1, 2003. We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. We have completed our assessment and determined that we have no SPE's.

2. Non-SPEs created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. While not required, we could elect to adopt FIN 46 or FIN 46-R for these non-SPEs as of the end of the first interim or annual reporting period ending after December 15, 2003. We have not entered into any material joint venture or partnership agreements prior to February 1, 2003.

3. All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. We are required to apply the provisions of FIN 46 unless we elect to early adopt the provisions of FIN 46-R as of the first interim or annual reporting period ending after December 15, 2003. If we do not elect to early adopt FIN 46-R, then we are required to apply FIN 46-R to these entities as of the end of the first interim or annual reporting period ending after March 15, 2004. We have not entered into any material joint venture or partnership agreements subsequent to January 31, 2003 and we do not expect to enter into any such material agreements during our first interim period ended January 31, 2004. If we enter into any significant joint venture and partnership agreements in the future that would require consolidation under FIN 46 or FIN 46-R, it could have a material impact on our consolidated financial statements in future filings.

EITF 00-21, "Revenue Arrangements with Multiple Deliverables," was first discussed at the July 2000 EITF meeting and was issued in February 2002. Certain revisions to the scope language were made and finalized in May 2003. It addresses the accounting for multiple element revenue arrangements, which involve more than one deliverable or unit of accounting in circumstances where the delivery of those units takes place in different accounting periods. EITF 00-21 requires disclosures of the accounting policy for revenue recognition of multiple element revenue arrangements and the nature and description of such arrangements. The accounting and reporting requirements are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF 00-21 does not have a significant impact on our financial statements.

     In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The accounting and reporting requirements will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.
Currently, we do not have any derivative instruments and do not anticipate entering into any derivative contracts. Accordingly, adoption of SFAS 149 does not have a significant impact on our financial statements.

     In May 2003, the FASB issued SFAS 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 does not have a significant impact on our financial statements.

     In December of 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised) ("Revised SFAS 132"), "Employer's Disclosure about Pensions and Other Postretirement Benefits." Revised SFAS 132 retains disclosure requirements in original SFAS 132 and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. Revised SFAS 132 is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of SFAS No. 132 (Revised) did not have a material effect on the Company's financial position or results of operations.


NOTE 2--ASSET IMPAIRMENT CHARGES


In accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" the Company's disk manufacturing segment recorded an impairment charge during 2002 of $3,033,309 and $900,000 during 2003 relating to the equipment. The Company determined that the revenue potential of this equipment was impaired, since it now believes that the market for this technology is significantly less than previously projected. The impairment charge represents the difference between the carrying value of the assets and their market value based on estimated future discounted cash flows. The charge had no impact on the Company's cash flow or its ability to generate cash flow in the future. For 2003, the impairment charge is included in the consolidated statement of earnings under the caption "Impairment on equipment."

At December 31, 2003, the Company impaired all of its MediaCloQ technology for $674,629 because it determined that it could not be sold due to its inability to work on all DVD players. It also impaired its floppy disk burnishing equipment $900,000; thus reducing its value to $100,000 which it believes is the market value of the equipment.


NOTE 3 - EQUIPMENT


During the second quarter of 2003, the Company decided to sell all floppy disk manufacturing equipment. As a result of the projected discounted cash flow, the Company determined that the asset value was impaired and decreased the carrying value to reflect the net realizable value of the equipment at December 31, 2003 as follows:


Description                    Cost            Impairment        Net Realizable
                                                                  Value

3.5" Disk Manufacturing
  Equipment                 $ 3,915,721        $3,812,211            $ 103,510
  Computers                      81,636            81,636                    0
                        ---------------     -------------        -------------
                              3,997,357         3,893,847              103,510
Less: accumulated
  depreciation                    3,510                 0                3,510
                        ---------------     -------------        -------------
                             $3,993,847        $3,893,847           $  100,000
                        ===============     =============        =============

Depreciation Expense for the period ended December 31, 2003 and 2002 was $0 and $2,488, respectively.
                                      F-16

NOTE 4 - INCOME TAXES


The Company does not provide any current or deferred income tax provision or benefit for any period presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance because of the uncertainty regarding the utilization of the net operating loss carryforwards.


At December 31, 2003, the Company had net operating losses of approximately $3,419,000. Realized net operating loss carryforwards expire between 2017 and 2022 unless utilized by the Company.

At December  31, 2003 and 2002,  deferred tax assets  consist of the  following:
[OBJECT OMITTED]

Income tax expense does not differ from amounts computed by applying the U.S. Federal income tax rate of 34% except for the valuation allowance.

Future realization of the net realized deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 34% Federal income tax rate. The realized net operating losses expire over the next twenty years, as follows:


Expiration                                   Amount

   2017                                      $   199,000
   2018                                      $   199,000
   2019                                      $   136,000
   2020                                      $    68,000
   2021                                      $ 2,125,000
   2022                                      $   427,000
   2023                                      $   265,000
                                             -----------
Total net operating loss available           $ 3,419,000
                                             ===========

In addition, the Company has write-downs of operating assets that are not realized for income tax purposes until final disposition of the assets. At December 31, 2003, there are approximately $4,608,000 of unrealized tax losses that will be recognized for income tax purposes upon final disposition in future periods. Upon recognition for tax purposes, these losses will increase the net operating loss available and be available to offset future taxable income for 20 years from the date or tax basis recognition.

NOTE 5 - COMMITMENTS AND CONTINGENCIES


Operating Lease


The Company leases office space pursuant to a noncancelable operating lease agreement. Future minimum lease payments pursuant to the lease as of December 31, 2003 were as follows:

2004       $40,525

2005        42,304

2006         7,100
          --------

           $89,929
          ========

     Rent expense was $26,032 for the year ended December 31, 2003.


Exclusive Marketing Agreement

On March 4, 2004 the Company entered into an Exclusive Marketing Agreement with SunnComm to market its commercial copy protection technology on CD's and all of its continuing upgrades. The exclusivity lasts as long as the Company is current in its payments and will continue in perpetuity. The Agreement provides the Company with 50% of the revenues derived from all existing licensing agreements held by SunnComm for the technology and requires the Company to advance $138,000 a month against future royalties and an additional $12,000 for services being provided by SunnComm. The first payment of $150,000 was made on March 30, 2004. The Exclusive Marketing Agreement gives the Company the exclusive marketing rights for SunnComm's optical media enhancement and control technologies. Under the terms of the Exclusive Marketing Agreement, the Company must pay for all of its sales and marketing costs and SunnComm must pay for all of its development and upgrade costs.

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

o 1,279,223 units, at a price of $.78 per unit, consisting of 1,279,223 shares of common stock and warrants to purchase 1,279,223 shares of common stock at an exercise price of $.94 per share before October 31, 1998 (extended to October 31, 2000 at a reduced exercise price of $.23 per share). Proceeds to the Company were $1,000,000 before costs of the offering of $52,439.
                                      F-18

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

In 1999 the Company issued 127,795 shares of common stock to officers and directors, for conversion of $44,953 in accounts payable ($.35 per share); and an officer/director forgave the repayment of $22,000 in accounts payable due to an entity controlled by him; and two directors/officers returned an aggregate 511,698 shares of common stock to the Company for no consideration.

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

On January 8, 2001 the Company issued 12,007,252 restricted shares of its common stock to four persons for plant, equipment and other assets, including specialized manufacturing equipment, manufacturing set ups, real estate leases, fixtures and related equipment and other property with an estimated fair market value of $3.85 million. Also on that date the Company issued 2,027,198 shares of restricted common stock to one of the persons for $650,000, of which $600,000 was paid by the purchaser's secured promissory note, due March 31, 2003. Three of the purchasers became directors of the

Company. The purchasers represented that they had complete information about the Company and its business and properties and agreed to take the securities for investment. Certificates representing the shares bear restrictive legends and stop transfer instructions have been placed with the transfer agent. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act.

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

On January 1, 2003 the Company agreed to issue an additional 55,712 common shares to a brokerage firm requiring more shares for shareholders of the Company as a result of the forward split from the previous year.

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

In 1998 the Company registered 1,871,260 shares of common stock for a contemplated public offering in Registration No. 333-64448 which was declared effective May 14, 1998. The offering was discontinued in late 1998 because the Company was unable to complete the sale of the minimum number of shares offered. None of the registered shares were sold. In 1999, the Company re-registered the shares with a view towards recommencement of the public offering. Due to deterioration in the market for public companies in the oil and gas business segment, the offering was again deferred before the post-effective amendment to the registration statement was made effective. During the second quarter of 2000, the Company filed a post-effective registration statement (no. 333-47699) and recommenced the offering, which included shares of common stock and common stock purchase warrants. The offering was completed December 29, 2000 and the Company sold 1,871,260 shares of common stock and 1,871,260 stock purchase warrants, each warrant exercisable to purchase one share of common stock at an exercise price of $.16 per share. Registrant received $300,000 in gross proceeds and a net of $287,000 of offering costs of $ 287,000. The Company utilized all of the proceeds from the offering in connection with start up of the floppy disk business.
                                      F-20

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

During 2003 all of these warrants were not exercised and expired. No additional warrants were issued during 2003. There were no warrants outstanding at December 31, 2003.


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

The status of outstanding options granted pursuant to the 1997 Plan was as follows:

                                    Wtd. Average     Weighted    Wtd. Average
                          Number of   Exercise     Average Fair     Exercise
                           Shares     Price           Value          Price
                         ---------   --------      ----------    -------------
Options Outstanding at
December 31, 2000         436,630     $.32-$.56          $.51        $.32-$.80
                         ---------   ----------    ----------    -------------

Options Outstanding at
 December 31, 2001        436,630     $.32-$.56          $.51         $.32-.80
(436,630 exercisable)
Cancelled                 (81,091)    $.32-$.35          $.34        $.32-$.35
                         ---------   ----------    ----------    -------------

Options outstanding at
December 31, 2002
(355,539 exercisable)     355,539         $ .56         $ .56             $.56
Cancelled                (249,501)        $ .22         $ .22             $.22
                         ---------   ----------    ----------    -------------

Options outstanding at
December 31, 2003
(106,038 exercisable)     106,038          $.56          $.56             $.56
                         =========   ==========    ==========    =============

The weighted average remaining contractual life of options outstanding at December 31, 2003 was 3.8 years.

The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for 2003 and 2002 would be unchanged in each year.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

On May 3, 2002 the Company issued 23,837,710 restricted shares of its common stock to Project 1000, Inc., "P1", a wholly owned subsidiary of SunnComm

                                      F-22

Technologies Inc., for all the rights and the intellectual property pertaining to "Digital Content Cloaking Technology(TM)", known as MediaCloQ resulting in a change of control of the Company. The intellectual property was recorded at the sellers cost and include, but are not limited to, P1`s proprietary property which includes all English and foreign language, all commercial and non-commercial, and all present and future versions thereof, and all required and/or relevant P1 Documentation, Intellectual Property Rights and other proprietary rights therein, and Derivatives thereof that is required and/or relevant to the development of current and future versions.

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

During the fourth quarter of 2002, Quiet Tiger Inc. agreed to a management agreement with SunnComm,Inc. effective June 15, 2002. This agreement required Quiet Tiger Inc. to pay SunnComm,Inc. $25,000 a month for the part-time services of Mssrs.Jacobs, Whitmore and Golusin as well as general and administrative costs. The agreement was effectively canceled at December 31, 2002. At December 31, 2002, Quiet Tiger Inc. owed SunnComm,Inc. $162,500 under the terms of the agreement.

During 2003, SunnComm Technologies, Inc. paid general and administrative expenses on behalf of the Company in the amount of $56,786. At December 31, 2003, the Company owed SunnComm $139,199.

At December 31, 2003, the Company owed $146,500 in compensation expense for services provided by its officers during 2003. On February 2, 2004, the Company paid the $146,500 due to officers by issuing 4,883,333 restricted common shares to them.

NOTE 8 - SEGMENT REPORTING


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

Until January 2001, the Company had one reportable segment, oil and gas producing activities. The Company had concentrated its oil and gas exploration and development activities in the western United States, primarily in California and Wyoming. All activities in this segment were with industry partners

The Company had no oil and gas producing activities during 2002. The Company earned revenue from its oil and gas activities of $207,918 for the year ended December 31, 2001. Operating expenses of $242,788 for the year ended December 31, 2001 were attributable to this segment. None of the Company's assets at December 31, 2001 were attributable to the oil and gas activities as they were sold on December 1, 2001.

During 2001, the Company had two reportable segments, the oil and gas producing activities until December 1, 2001, and floppy disk manufacturing activity at December 31, 2001. The Company's total assets at December 31, 2001 was 4,088,287 which was all attributable to the floppy disk manufacturing activity. Revenues during 2001 attributable to the manufacturing operation were $56,094 and operating expenses and cost of sales were $530,037.

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

The historical operating results of the discontinued operation are as follows:

                                                              Cumulative from
                                                        Inception (Jan. 1, 1997)
                                                                     to
                                       2001          2000     December 31, 2001
                                  ------------  -----------  ---------------

Net revenue                         $   91,656   $  141,049     $    400,148
(Loss) from discontinued operation,
  Net of income taxes               $ (156,285)  $  (38,104)    $ (2,157,337)

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

During 2002 and 2003, there were no operating expenses attributable to the enhancement or marketing of the Company's Intellectual Property. At December 31, 2003, the Company impaired all of its MediaCloQ technology for $674,629 due to the determination that it could not be sold due to its inability to work on all DVD players.

During 2002, the Company reduced the net realizable sales value to $1,000,000 on the floppy disk burnishing equipment. During 2003, the Company further reduced the net realizable sales value to $100,000. During the second quarter of 2003, the Company decided to sell the disk manufacturing equipment and discontinue its operation.

The Company did not generate any revenues during 2002 and 2003. Expenses incurred directly related to the marketing and overhead of its disk manufacturing segment were $53,856 and $6,600 for the years ended December 31, 2002 and 2003.
                                      F-24

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


NOTE 10 SUBSEQUENT EVENTS

On January 28, 2004 the Company entered into a binding Memorandum of Understanding, "MOU", with DarkNoise Technologies Limited, a United Kingdom company, "DarkNoise". Under the terms of the MOU, Quiet Tiger will acquire all of DarkNoise and its technologies for $150,000 US in cash and a minimum of 10,000,000 restricted common shares of Quiet Tiger, Inc. DarkNoise's technology inserts data into digital audio files that is inaudible as long as the file is played as is. But the nature of the inserted data is such that most types of conversion or compression, as happens when ripping a song to MP3 or other unsecured file sharing formats, will cause it to produce very audible distortion in the resulting output.

On February 2, 2004, the Company issued of 4,883,333 restricted common shares to directors and officers for services rendered during 2003 at a deemed value of $146,500 and 1,169,616 restricted common shares for reimbursement of cash advances of $35,088. A total of 986,072 restricted common shares were issued to a non-affilate for payment of $29,582 of accrued interest expense and cash advances made to the Company during 2003 and prior years. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

Also on February 2, 2004, the Company entered into subscription agreements with two accredited investors to issue a total of 13,958,333 restricted common shares for $450,000 in cash. As of March 30, 2004 under the terms of the agreements, the Company received $325,000 in cash and issued 10,833,333 restricted common shares. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

On March 4, 2004 the written consent, of a majority of disinterested outstanding common share holders of record at February 4, 2004 of Quiet Tiger, became effective to approve the issuance of 10,152,704 restricted common shares valued by the Company at $.03 per share to SunnComm Technologies, Inc., "SunnComm", for $304,581 of debt incurred for cash advances and administrative and overhead expenses charged to the Company and to approve the issuance of 64,000,000 restricted common shares valued by the Company at $.03 per share for a total consideration of $1,920,000 to SunnComm and the assumption of a $110,000 outstanding debt due to a consultant for an Exclusive Marketing Agreement with its commercial copy protection technology on CD's and all of its continuing upgrades. The Agreement provides the Company with 50% of the revenues derived from all existing licensing agreements held by SunnComm for the technology and requires Quiet Tiger to advance $138,000 a month against future royalties and an additional $12,000 for services being provided by SunnComm. The first such payment shall be made on March 31, 2004. The Exclusive Marketing Agreement gives the Company the exclusive marketing rights for SunnComm's optical media enhancement and control technologies. Under the terms of the Exclusive Marketing Agreement, the Company must pay for all of its sales and marketing costs and SunnComm must pay for all of its development and upgrade costs. SunnComm also agreed to indemnify the Company against consumer complaints and product related litigation.

On March 19, 2004 the Company issued 500,000 restricted common shares to an accredited investor for $20,000 of cash. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.