Form 10QSB
period 2004-03-31
QUIET TIGER INC
filed 2004-05-17
CIK 1057024

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                         ------------------------------
                                 March 31, 2004

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

                                 (602) 267-3800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X            No

    Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                          Outstanding at March 31, 2004
--------------------------------------------------------------------------------
Common Stock, par value $0.001                    168,957,837
================================================================================

                                QUIET TIGER, INC.
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

  Item 1.  Financial  Statements  Consolidated  Balance Sheet
           as of March 31, 2004 (unaudited)....................................3

           Consolidated Statements of Operation for the three
           months ended March 31,2004 and 2003 (unaudited).....................4

           Consolidated  Statements  of Changes in  Stockholders'
           Equity for the three months ended March 31, 2004 and 2003
           (unaudited).........................................................5

           Consolidated  Statements of Cash Flow for the three months ended March 31, 2004 and 2003 (unaudited)...........................6

           Notes to Consolidated  Financial Statements for the three
           months ended March 31, 2004.........................................7

  Item 2.  Management's  Discussion and Analysis of Financial Condition
           and Results of Operations..........................................14

  Item 3.  Controls and Procedures............................................19


PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings..................................................19

   Item 2. Changes in Securities..............................................19

   Item 3. Defaults Upon Senior Securities....................................20

   Item 4. Submissions of Matters to a Vote of Security Holders...............20

   Item 5. Other Information..................................................20

   Item 6. Exhibits and Reports on Form 8-K...................................21

                           CONSOLIDATED BALANCE SHEET
                                   UNAUDITED
                               At March 31, 2004

                                     ASSETS
                                   ---------

CURRENT ASSETS:
   Cash                                              $     62,016
   Accounts receivable
   Due from affiliate                                     143,434
                                                      -----------
Total current assets                                      205,450

OTHER ASSETS:
   Furniture and equipment                                  7,714
   Equipment held for sale                                100,000
   Investments                                             80,000
   Exclusive marketing agreement                        2,028,860
   Deposits                                                10,650
                                                      -----------
Total assets                                         $  2,432,674
                                                      ===========

LIABILITIES
CURRENT
   Accounts payable                                  $    167,130
                                                      -----------
Total current liabilities                                 167,130

STOCKHOLDERS' EQUITY

 Preferred stock, $.001 par value,
   50,000,000 shares authorized, none issued
Common stock, $.001 par value, 350,000,000 shares         168,957
   authorized, 168,957,837 issued and outstanding

Additional paid-in capital                             10,706,178
Additional paid-in capital stock options                  100,500
Subscriptions receivable                                  (15,000)
Unearned stock compenation                               (247,500)
Accumulated (deficit)                                  (8,447,591)
                                                      -----------
Total stockholders' equity                              2,265,544
                                                      -----------
Total liabilities and stockholders' equity           $  2,432,674
                                                      ===========

See accompanying notes to these unaudited consolidated financial statements.

                               QUIET TIGER, INC.
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   UNAUDITED

                                                        Three months ended
                                                           March 31,
                                                        2004         2003
                                                   ------------  ------------
REVENUES
Licensing revenue                                        14,973             0
                                                   ------------  ------------
Total Revenue                                            14,973             0

OPERATIING EXPENSES
General and administrative                              434,500       100,624
                                                   ------------  ------------
Total Operating Expenses                                434,500       100,624

Net (Loss)                                            ($419,527)    ($100,624)
                                                   ============  ============
(LOSS) INCOME PER SHARE:
Basic and diluted (loss) per share                        (0.00)        (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and diluted                                  94,317,493    45,646,576
                                                   ============  ============

See accompanying notes to these unaudited consolidated financial statements.

                                QUIET TIGER, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    UNAUDITED

                                                                                             Unearned
                                                         Paid-In      Stock   Subscriptions    Stock     Accumulated
                                    Shares     Amount    Capital     Options   Receivable   Compensation  (Deficit)      Total
                                  ----------- ---------  ---------- --------- ------------- ------------ -------------  -----------
Balance at December 31, 2002       44,961,109   $44,961  $7,312,923  $100,500                              ($6,188,183)  $1,270,201
Shares issued in private placement    265,957       265       4,735                                                           5,000
Shares issued for services         10,150,000    10,150      91,350                                                         101,500
Rounding for forward split             55,712        57         (57)                                                              0
Net (Loss) for the quarter ended
March 31, 2003                                                                                                (100,624)    (100,624)
                                  ----------- ---------  ---------- ---------- -----------  ------------ -----------  -------------
Balance at March 31, 2003          55,432,778   $55,433  $7,408,951  $100,500            $0           $0   ($6,288,807)  $1,276,077
                                  ===================== ============ ========== ======================== ============ ============
Balance at December 31, 2003       55,432,778   $55,433  $7,408,951  $100,500            $0           $0   ($8,028,064)   ($463,180)
Shares issued in private placement 11,333,333    11,333     333,667                 (15,000)                                330,000
Shares issued for debt             17,191,726    17,191     498,560                                                         515,751
Shares issued for exclusive
marketing agreement                64,000,000    64,000   1,856,000                                                       1,920,000
Unearned Stock Compensation        21,000,000    21,000     609,000                             (247,500)                   382,500
Net (Loss) for the quarter ended
March 31, 2004                                                                                                (419,527)    (419,527)
                                  ----------- ---------  ---------- ---------- -----------  ------------ -----------  -------------
                                  168,957,837  $168,957 $10,706,178  $100,500      ($15,000)   ($247,500)  ($8,447,591)  $2,265,544
                                  =========== ========= =========== ========= ============= ============ =============  ===========

See accompanying notes to these unaudited consolidated financial statements.

                                QUIET TIGER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                    Three Months Ended
                                                                         March 31,
                                                              ------------------------------
                                                                   2004           2003

CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss) for the period                                        ($419,527)      ($100,624)
   Adjustments to reconcile net
     cash used by operations:
       Common stock issued for services                              352,500         101,500
Changes in assets and liabilities:
       (Increase)/decrease  in  receivable from affiliates          (153,033)
       Increase/(decrease) in accounts payable                         8,970         (58,570)
       Increase/(decrease) in payable to affiliates                      (20)         48,750
       Increase/(decrease) in accrued interest                                            52
                                                              --------------  --------------
Net cash (used) by operating activities                             (211,110)         (8,892)
                                                              --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for equipment                                               (7,714)
Investment in DarkNoise Technologies                                 (50,000)
                                                              --------------  --------------
Net cash (used) in investing activities                              (57,714)              0
                                                              --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock                                   330,000           5,000
Proceeds from sale of debenture                                                        5,000
                                                              --------------  --------------
Net cash (used) in financing activities                              330,000          10,000
                                                              --------------  --------------

Net Increase (decrease) in cash                                       61,176           1,108
Cash at beginning of period                                              840               0
                                                              --------------  --------------
Cash at end of period                                                $62,016          $1,108
                                                              ==============  ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of 64,000,000 common shares and assumption of             2,028,860
 $108,860 of debt for and exclusive marketing agreement with
 SunnComm International Inc.

Issuance 8,250,000 common shares for unearned services                47,500

Payment of debenture and accrued interest for 886,073                 26,582
 common shares

Payment of debt to affiliates for 16,305,653 common shares           489,169

Issuance of 1,000,000 shares for consulting fees pertaining           30,000
 to acquisitions.


See accompanying notes to these unaudited consolidated financial statements.

                                QUIET TIGER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2004

The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles. These financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Forms 10-QSB and 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2003. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

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

On March 4, 2004 the written consent, of a majority of disinterested outstanding common shares of record at February 4, 2004 of Quiet Tiger, became effective to approve the issuance of 10,152,704 restricted common shares valued by the Company at $.03 per share to SunnComm Technologies, Inc., "SunnComm", for $304,581 of debt incurred for cash advances and administrative and overhead expenses charged to the Company and to approve the issuance of 64,000,000 restricted common shares valued by the Company at $.03 per share for a total consideration of $1,920,000 to SunnComm and the assumption of a $108,860 outstanding debt due to a consultant for an Exclusive Marketing Agreement with its commercial copy protection technology on CD's and all of its continuing upgrades. The Agreement provides the Company with 40% of the revenues derived from all existing licensing agreements held by SunnComm and future licensing agreements for the technology and requires Quiet Tiger to advance $138,000 a month against future royalties and an additional $12,000 for services being provided by SunnComm. The first such payment was made on March 31, 2004. Once annual gross revenues of $3,600,000 are achieved, the Company will receive 50% of all revenues derived from licensing agreements. The Exclusive Marketing Agreement gives the Company the exclusive marketing rights for SunnComm's optical media enhancement and control technologies. Under the terms of the Exclusive Marketing Agreement, the Company must pay for all of its sales and marketing costs and SunnComm must pay for all of its development and upgrade costs. SunnComm also agreed to indemnify the Company against consumer complaints and product related litigation.

With the acquisition of the Exclusive Marketing Agreement and revenues from existing licensing agreements, the Company was no longer considered a development stage company. The Company generated $14,973 in revenues during the first quarter of 2004.

         GOING CONCERN AND OPERATIONS

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

During the second quarter of 2003, the Company decided to sell all equipment related to its media production operation. Various potential sale arrangements have been considered such as sale lease back, operating leases, financed and cash sales. Such potential sale arrangements could result in the Company starting production or becoming a joint venture partner in an operation. Any net cash proceeds from the sale will be used for operations. At December 31, 2003 the Company recorded an impairment on it floppy disk burnishing equipment in the amount of $900,000, thus reducing its value to $100,000 which it believes is the market value of the equipment.

At December 31, 2003, the Company impaired all of its MediaCloQ technology for $674,629 because it determined that it could not be sold due to its inability to work on all DVD players.

Prior to March 2004, the Company was in the development stage. At March 31, 2004, the Company hads working capital of $38,320 which is not sufficient working capital to fund its planned operations during the next twelve months.

The Company has written down its media production equipment to its estimated net realizable value.

Additional  funding  will  be  required  to  maintain  its  Exclusive  Marketing
Agreement for MediaMax M4 with SunnComm International Inc. and to finance general and administrative expenses. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. In order to meet the Company's continuing financing needs, management of the Company intends to raise working capital through the sale of its disk manufacturing equipment, common stock or other securities, and ultimately achieving profitable operations.


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

INTANGIBLE ASSETS

The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. The Company's intangible assets will be subject to amortization when put into productive use.

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

The Exclusive Marketing Agreement with SunnComm International Inc. is for perpetuity and consequently is not amortized but annually evaluated for impairment.

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

The Company did not issue any stock options or warrants during 2004 or 2003. During 2003 the Company issued a debenture convertible into common stock. Common stock equivalents outstanding at December 31 were as follows:


                                                     At March 31,
                                          2004                        2003
                                          # of     Exercise Price    # of        Exercise Price
                                    common shares     per share   common shares     per share
                                    -------------  -------------- -------------  ---------------

Outstanding Warrants convertible
 into common stock

Warrants issued Dec. 29, 2001 (1)            none            none     1,871,260             $.16

Outstanding stock options convertible
 into common stock

Options issued Oct. 30, 1997 (2)          106,038            $.56       106,038             $.56

Debenture payable convertible
 into common stock

Debenture issued Feb. 12, 2003 (3)           none            none       886,073             $.03


     (1)  All warrants issued expired unexercised on June 20, 2003.

     (2)  All options are exercisable and expire on October 30, 2007.

     (3) On February 12, 2003 the Company issued a debenture for $25,000 which accrued interest at 10% per annum and matured in a balloon payment with interest on February 11, 2004. On February 2, 2004, the principal amount of $25,000 and accrued interest of $1,582 was converted into 886,073 shares at a deemed value of $.03 per share.

EQUIPMENT

The floppy disk burnishing equipment was originally stated at cost and subsequently impaired to reflect its fair value. The equipment is held for sale. A modified units of production method, that was based upon units produced subject to a certain minimum level, was used to depreciate substantially all disk manufacturing equipment. The straight line method is used for all other equipment. The estimated depreciable lives range from 3 to 10 years for machinery, equipment and fixtures.

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

REVENUE RECOGNITION

The Company recognizes licensing revenue during the period the implementation of its copy management program is placed on a CD or DVD by the customer. This event typically occurs at the manufacturing stage of the CD or DVD. The Company relies on unit production reports from its customers as its basis for revenue recognition. No future performance obligation exists once the copy management program is delivered by the Company.

(LOSS) PER COMMON SHARE

(Loss) per common share is computed based on the weighted average number of common shares outstanding during each period. Convertible equity instruments such as stock options are not considered in the calculation of net loss per share, as their inclusion would be antidilutive.

EQUIPMENT HELD FOR SALE

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

At March 31, 2004, the Company believed that the equipment's net realizable market value approximated $100,000. The equipment is currently idle in a storage facility waiting to be put to productive use or sold.

DEPRECIATION METHOD FOR MEDIA PRODUCTION EQUIPMENT

The method of computing depreciation on its disk media production equipment is on a unit of production method in order to match the depreciated cost of the asset to the revenue produced by it. The equipment is currently in a storage facility which is rented on a month to month basis and is not currently being depreciated.

INVESTMENTS

On January 28, 2004 the Company entered into a binding Memorandum of Understanding, "MOU", with DarkNoise Technologies Limited, a United Kingdom company, "DarkNoise". Under the original terms of the MOU, Quiet Tiger would acquire all of DarkNoise and its technologies for $150,000 US in cash and a minimum of 10,000,000 common shares of Quiet Tiger, Inc. DarkNoise would continue to operate out of their West London office acting as Quiet Tiger's European sales and R&D satellite branch. All key employees of DarkNoise would continue with Quiet Tiger following the completion of the Definitive Agreement.

The Company advanced $50,000 in cash to DarkNoise during the first quarter of 2004 under the terms of the MOU. Also during the first quarter the Company paid a consultant 1,000,000 restricted common shares at a deemed value of $.03 per share to evaluate the transaction. During the second quarter of 2004, the Company advanced an additional $20,000 in cash.

EXCLUSIVE MARKETING AGREEMENT

On March 4, 2004 the written consent, of a majority of disinterested outstanding common share holders of record at February 4, 2004 of Quiet Tiger, became effective to approve the issuance of 10,152,704 restricted common shares valued by the Company at $.03 per share to SunnComm Technologies, Inc., "SunnComm", for $304,581 of debt incurred for cash advances and administrative and overhead expenses charged to the Company and to approve the issuance of 64,000,000 restricted common shares valued by the Company at $.03 per share for a total consideration of $1,920,000 to SunnComm and the assumption of a $110,000 outstanding debt due to a consultant for an Exclusive Marketing Agreement with its commercial copy protection technology on CD's and all of its continuing upgrades. The Agreement provides the Company with 40% of the revenues derived from all existing licensing agreements held by SunnComm and future revenue generating agreements for the technology. When annual gross revenues of $3.6 million are achieved, the Company will receive 50% of the licensing revenues. The agreement also requires Quiet Tiger to advance $138,000 a month against future royalties and an additional $12,000 for services being provided by SunnComm. The first such payment was made prior to March 31, 2004. The Exclusive Marketing Agreement gives the Company the exclusive marketing rights for SunnComm's optical media enhancement and control technologies. Under the terms of the Exclusive Marketing Agreement, the Company must pay for all of its sales and marketing costs and SunnComm must pay for all of its development and upgrade costs. SunnComm also agreed to indemnify the Company against consumer complaints and product related litigation.

STOCKHOLDER'S EQUITY

On January 30, 2004, the board of directors approved the issuance of 11,000,000 restricted common shares to its directors and officers for 2004 services to be rendered at a deemed value of $.03 per share. The shares issued are held by the Company until the completion of service each quarter. All unearned shares have been reflected in the financial statements as unearned stock compensation at March 31, 2004. A total of 10,000,000 restricted common shares were also issued to a consultant at a deemed value of $.03 per share for consulting services pertaining to the transaction with DarkNoise Technologies, the sales commission agreement and general marketability issues to sell the floppy disk burnishing equipment, the abandonment and marketability of MediaCloQ(TM) and general corporate matters. The issuance of the stock was exempt from registration under
Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

On February 2, 2004, the Company issued 4,883,333 restricted common shares to directors and officers for services rendered and accrued for during 2003 at a deemed value of $146,500 and 1,169,616 restricted common shares for reimbursement of cash advances of $35,088. A total of 986,072 restricted common shares were issued to a non-affiliate for payment of $29,582 of accrued interest expense and cash advances made to the Company during 2003 and prior years. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

Also on February 2, 2004, the Company entered into subscription agreements with two accredited investors to issue a total of 13,958,333 restricted common shares for $450,000 in cash. As of March 31, 2004 under the terms of the agreements, the Company received $310,000 in cash and issued 10,833,333 restricted common shares. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

On March 4, 2004 the written consent, of a majority of disinterested outstanding common shares of record at February 4, 2004 of Quiet Tiger, became effective to approve the issuance of 10,152,704 restricted common shares valued by the Company at $.03 per share to SunnComm Technologies, Inc., "SunnComm", for $304,581 of debt incurred for cash advances and administrative and overhead expenses charged to the Company and to approve the issuance of 64,000,000 restricted common shares valued by the Company at $.03 per share for a total consideration of $1,920,000 to SunnComm and the assumption of a $108,860 outstanding debt due to a consultant for an Exclusive Marketing Agreement with its commercial copy protection technology on CD's and all of its continuing upgrades. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

On March 19, 2004 the Company issued 500,000 restricted common shares to an accredited investor for $20,000 of cash. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

RELATED PARTY TRANSACTIONS

On February 2, 2004, the Company issued 1,169,616 restricted common shares to directors and officers for reimbursement of cash advances of $35,088.

On March 4, 2004 the written consent, of a majority of disinterested outstanding common shares of record at February 4, 2004 of Quiet Tiger, became effective to approve the issuance of 10,152,704 restricted common shares valued by the Company at $.03 per share to SunnComm Technologies, Inc., "SunnComm", for $304,581 of debt incurred for cash advances and administrative and overhead expenses charged to the Company and to approve the issuance of 64,000,000 restricted common shares valued by the Company at $.03 per share for a total consideration of $1,920,000 to SunnComm and the assumption of a $108,860 outstanding debt due to a consultant for an Exclusive Marketing Agreement with its commercial copy protection technology on CD's and all of its continuing upgrades. The Agreement provides the Company with 40% of the revenues derived from all existing licensing agreements held by SunnComm for the technology and requires Quiet Tiger to advance $138,000 a month against future royalties and an additional $12,000 for services being provided by SunnComm. The first such payment was made on March 31, 2004. Once annual gross revenues of $3,600,000 are achieved, the Company will receive 50% of all revenues derived from licensing agreements.The Exclusive Marketing Agreement gives the Company the exclusive marketing rights for SunnComm's optical media enhancement and control technologies. Under the terms of the Exclusive Marketing Agreement, the Company must pay for all of its sales and marketing costs and SunnComm must pay for all of its development and upgrade costs. SunnComm also agreed to indemnify the Company against consumer complaints and product related litigation.

SUBSEQUENT EVENTS

On April 26, 2004 the Company issued 875,000 restricted common shares to an accredited investor for $35,000 of cash. The Company also received $15,000 in cash from an accredited investor that owed the Company $15,000 for subscribed shares at March 31, 2004. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

Also on April 26, 2004, the Company issued 146,012 restricted common shares in settlement of $11,681 of past due payables to two vendors. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

On May 3, 2004 the Company issued 625,000 restricted common shares to an accredited investor for $25,000 of cash. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE SEEKING OF REVENUE PRODUCING ACQUISITIONS, THE DEVELOPMENT PLANS FOR THE TECHNOLOGIES OF THE COMPANY, TRENDS IN THE RESULTS OF THE COMPANY'S DEVELOPMENT, ANTICIPATED DEVELOPMENT PLANS, OPERATING EXPENSES AND THE COMPANY'S ANTICIPATED CAPITAL REQUIREMENTS AND CAPITAL RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS, UNCERTAINTIES AND OTHER FACTORS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF AND SPEAK ONLY AS OF THE DATE HEREOF. THE FACTORS DISCUSSED BELOW UNDER "FORWARD-LOOKING STATEMENTS" AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-KSB ARE AMONG THOSE FACTORS THAT IN SOME CASES HAVE AFFECTED THE COMPANY'S RESULTS AND COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. IN ADDITION, THE FOLLOWING DISCUSSION IS INTENDED TO PROVIDE AN ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND PLAN OF OPERATION AND SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES THERETO.

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

All of the common authorized and issued shares were affected by the consolidation of December 24, 2001 and forward stock split of June 28, 2002. All share amounts in this Form 10-KSB for the year ended December 31, 2003 have been adjusted to include the post reverse of December 24, 2001 and post forward stock split of June 28, 2002 unless otherwise indicated.

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

On January 8, 2001, the Company acquired plant, equipment and other assets, including specialized manufacturing equipment, manufacturing set-ups, real estate lease, fixtures and related equipment and other property with an estimated fair value of at least $3.8 million from four independent sellers. In consideration for the acquisition of the assets, the Company issued 12,007,252 shares of its restricted common stock to the sellers. The equipment valuation was determined by a discounted cash flow of projected operating income using a maximum cost of funds of 20% per annum. This was further supported by an independent expert's valuation opinion of the replacement value of the equipment. In determining the amount of Company's consideration for the assets, the parties estimated the present fair market value of all such assets to be equivalent to approximately $.32 per share issued. Also on January 8, 2001, the Company sold 2,027,198 shares of restricted common stock to one of the sellers for $650,000, of which $600,000 was paid by the secured note. The assets acquired by the Company constituted plant, equipment and other physical property intended to be used in the manufacture of 3.5 inch micro floppy disks. None of the assets were previously used in such a business by the sellers.

On May 3, 2002, the Company acquired from Project 1000 Inc. "P1", a wholly owned subsidiary of SunnComm International, Inc., "Digital Content Cloaking Technology(TM)", known as MediaCloQ or MediaMaker ("P1 Technology"), which is a Set of methodologies that are designed to work together to thwart illegal copying or ripping of optical media that complies to IEC 90608 Redbook standards. Each of the methodologies used is meant to work toward defeating the various software products currently available on the market today that are used for the purpose of making illegal copies of CDs or of individual audio tracks. The Assets include, but are not limited to, P1's proprietary property which includes all English and foreign language, all commercial and non-commercial, and all present and future versions thereof, and all required and/or relevant P1 Documentation, Intellectual Property Rights and other proprietary rights therein, and derivatives thereof that is required and/or relevant to the development of current and future versions. The Company issued 23,837,710 restricted common shares to P1 for the P1 Technology resulting in a change of control of the Company. The P1 Technology was recorded by the Company at P1's cost.

At December 31, 2003, the Company believed that the equipment's net realizable market value approximated $100,000 and impaired the carrying value of the equipment accordingly. The equipment is currently idle in a storage facility waiting to be put to productive use. At December 31, 2003 the Company also believed that MediaCloQ was not marketable in its current state of development and impaired its entire carrying value of $674,629 which represented the cost basis of SunnComm International Inc. when it sold the technology to the Company on May 3, 2002. During the first quarter of 2004, the Company discontinued its operation to market MediaCloQ(TM). After discussions with business and music industry consultants the decision to discontinue its operation was made by the board after considering the development costs and time necessary to make it compatibly marketable with MediaMax. The Company incurred consulting and general and administrative expenses of $128,750 pertaining to the abandonment of MediaCloQ(TM) during the first quarter of 2004.

On January 28, 2004 the Company entered into a binding Memorandum of Understanding, "MOU", with DarkNoise Technologies Limited, a United Kingdom company, "DarkNoise". Under the original terms of the MOU, Quiet Tiger would acquire all of DarkNoise and its technologies for $150,000 US in cash and a minimum of 10,000,000 common shares of Quiet Tiger, Inc. DarkNoise would continue to operate out of their West London office acting as Quiet Tiger's European sales and R&D satellite branch. All key employees of DarkNoise would continue with Quiet Tiger following the completion of the Definitive Agreement.

The Company advanced $50,000 in cash to DarkNoise during the first quarter of 2004 under the terms of the MOU. Also during the first quarter the Company paid a consultant 1,000,000 restricted common shares at a deemed value of $.03 per share to evaluate the transaction. During the second quarter of 2004, the Company advanced an additional $20,000 in anticipation of receiving the DarkNoise technology with required modifications in order to allow it to be marketed jointly with MediaMax. The technology is designed to plug the so-called "Analog Hole" and will substantially restrict the uploading of music files to the Internet without reducing playability on all devices (www.darknoisetechnologies.com). The technology works by encoding the original digital audio file with a unique hidden signal. The signal is embedded in the audio master and becomes an indelible part of the actual audio file in addition to aiding in subsequent origin identification. Should the original CD be copied, so, too, is the hidden signal and identification `tag.' Unless illegally invoked, the listener is unaware of the hidden signal's presence. Attempts to illegally copy the protected audio using analog recording devices, analog-to-digital converters or psycho-acoustic compression codes such as MP3 will invoke the hidden signal which transforms to become audible within the range of human hearing, thus ruining the unauthorized copy.

On March 4, 2004 the written consent, of a majority of disinterested outstanding common shares of record at February 4, 2004 of Quiet Tiger, became effective to approve the issuance of 10,152,704 restricted common shares valued by the Company at $.03 per share to SunnComm Technologies, Inc., "SunnComm", for $304,581 of debt incurred for cash advances and administrative and overhead expenses charged to the Company and to approve the issuance of 64,000,000 restricted common shares valued by the Company at $.03 per share for a total consideration of $1,920,000 to SunnComm and the assumption of a $108,860 outstanding debt due to a consultant for an Exclusive Marketing Agreement with its commercial copy protection technology on CD's and all of its continuing upgrades. The Agreement provides the Company with 40% of the revenues derived from all existing licensing agreements held by SunnComm for the technology and requires Quiet Tiger to advance $138,000 a month against future royalties and an additional $12,000 for services being provided by SunnComm. The first such payment was made on March 31, 2004. Once annual gross revenues of $3,600,000 are achieved, the Company will receive 50% of all revenues derived from licensing agreements. The Exclusive Marketing Agreement gives the Company the exclusive marketing rights for SunnComm's optical media enhancement and control technologies. Under the terms of the Exclusive Marketing Agreement, the Company must pay for all of its sales and marketing costs and SunnComm must pay for all of its development and upgrade costs. SunnComm also agreed to indemnify the Company against consumer complaints and product related litigation.


Results of Operations:

Comparison of Three Months Ended March 31, 2004 and 2003

During the first quarter of 2004 the Company was no longer considered a development stage company as a result of revenue generated during the quarter and anticipated recurring revenue under licensing agreements covered under the exclusive marketing agreement with SunnComm International Inc. The Company is marketing MediaMax M4, which is a collection of technologies that provides copy management for CDs and DVDs while simultaneously enhancing and expanding the consumer's experience. MediaMax M4 is tightly integrated with Microsoft's (NASDAQ:MSFT - News) Windows Media Platform and the Digital Rights Management capabilities associated with the latest Windows Media Platforms. The company licenses and uses Windows Media Audio Digital Rights Management capabilities from Microsoft Corporation as the security feature for music files which end up residing on the consumer's computer.

The Company recognized $14,973 in revenue from licensing revenue from MediaMax during the first quarter of 2004.

The Company did not generated any revenue from operations during the first three months of 2003. Management's objective during the first quarter of 2003 was to obtain orders for the floppy disk manufacturing plant in order to attract investment capital and to register a consultants stock compensation plan in a registration statement on Form S-8 in order to assist in structuring the Company, performing due diligence and negotiating agreements with potential acquisition candidates.

All  operating  expenses  during  the first  quarter  of 2004 were  general  and administrative expenses of $434,500. Approximately $373,000 of these expenses were paid for with restricted stock issued by the Company which was comprised of approximately $291,000 of consulting fees pertaining to general corporate matters, its technologies and potential acquisitions and approximately $82,500 of compensation to its directors and officers. The remaining $61,000 of general and administrative expenses were comprised of an accrual of $12,000 to SunnComm for administrative support and normal recurring expenses of approximately $49,000 comprised of items such as rent, marketing expenses and auditing fees.

During the first quarter of 2003 the Company incurred $100,624 in general and administrative expenses which was primarily comprised of accrued compensation expense of $48,750 to its officers and $50,000 in consulting fees which were paid for with 5,000,000 shares under the registered S-8 plan. The consulting fees were paid to a consultant for assistance in structuring the Company, performing due diligence and negotiating agreements with potential acquisition candidates.

During the first quarter of 2003, the Company mutually agreed to terminate negotiations with Technology Alliance Group, L.L.C. and seek other potential acquisitions.

Liquidity and Capital Resources:

At March 31, 2004 the Company had $62,016 of cash included in its $205,450 of current assets. The Company had $167,130 in current payables leaving a working capital surplus of $38,320.

During the first quarter of 2004, the Company raised $330,000 in cash with commitments for an additional $140,000 of cash from three accredited investors for restricted common stock. The Company also retired $515,751 of debt by issuing 17,191,726 restricted common shares primarily to affiliates.

During the first quarter of 2003, the Company raised $5,000 in cash from a private placement of two individuals for 265,957 restricted common shares and $5,000 in cash from the issuance of a convertible debenture. The debenture accrued interest at 10% per annum and matured with a balloon payment with principal and interest on February 11, 2004. The debenture was paid with restricted common shares during the first quarter of 2004.

During the first quarter of 2004 the Company entered into an Exclusive Marketing Agreement with SunnComm International Inc. to sell its MediaMax technology. The agreement requires the Company to advance $138,000 a month in cash against future royalty payments in order to maintain the exclusivity. The Company made its first payment during March 2004.

It also entered into an MOU with DarkNoise Technologies which, if consummated, would require the Company to pay $150,000 for the technology. The Company had paid DarkNoise $70,000 as of May 10, 2004.

The Company believes that it will receive sufficient capital from investors and product sales to support operations through the remainder of 2004. It anticipates that the capital requirements for the balance of the period ending December 31, 2004 will require that additional cash be raised from external sources. It believes that this requirement will be met by cash equity and debt investments.

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

Risk Factors:

The Company continues to be subject to a number of risk factors, including the ability of management to successfully market the MediaMax technology, acquire and manage compatible revenue generating operating companies to the MediaMax technology, the need for additional funds, competition and the difficulties faced by development stage companies in general.

ITEM 3: CONTROLS AND PROCEDURES

     a) Disclosure controls and procedures. Within 90 days before filing this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure control and procedures were effective as of the date of the evaluation.

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

ITEM 2. CHANGES IN SECURITIES

On January 30, 2004, the board of directors approved the issuance of 11,000,000 restricted common shares to its directors and officers for 2004 services to be rendered at a deemed value of $.03 per share. The shares issued were held by the Company until the completion of service each quarter. A total of 10,000,000 restricted common shares were also issued to a consultant at a deemed value of $.03 per share for consulting services pertaining to the transaction with DarkNoise Technologies, the sale of the floppy disk burnishing equipment, the abandonment and marketability of MediaCloQ(TM) and general corporate matters. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

On February 2, 2004, the Company issued 4,883,333 restricted common shares to directors and officers for services rendered during 2003 at a deemed value of $146,500 and 1,169,616 restricted common shares for reimbursement of cash advances of $35,088. A total of 986,072 restricted common shares were issued to a non-affiliate for payment of $29,582 of accrued interest expense and cash advances made to the Company during 2003 and prior years. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

Also on February 2, 2004, the Company entered into subscription agreements with two accredited investors to issue a total of 13,958,333 restricted common shares for $450,000 in cash. As of March 31, 2004 under the terms of the agreements, the Company received $310,000 in cash and issued 10,833,333 restricted common shares. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

On March 4, 2004 the written consent, of a majority of disinterested outstanding common shares of record at February 4, 2004 of Quiet Tiger, became effective to approve the issuance of 10,152,704 restricted common shares valued by the Company at $.03 per share to SunnComm Technologies, Inc., "SunnComm", for $304,581 of debt incurred for cash advances and administrative and overhead expenses charged to the Company and to approve the issuance of 64,000,000 restricted common shares valued by the Company at $.03 per share for a total consideration of $1,920,000 to SunnComm and the assumption of a $108,860 outstanding debt due to a consultant for an Exclusive Marketing Agreement with its commercial copy protection technology on CD's and all of its continuing upgrades. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

          31.1 QUARTERLY CERTIFICATION of Chief Executive Officer

          31.2 QUARTERLY CERTIFICATION of Chief Financial Officer

          32.1 Certificate  of Chief  Executive  Officer  pursuant  to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

          32.2 Certificate  of Chief  Financial  Officer  pursuant  to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          (1) Form 8-K filed on January 23,2004 on resignation of a director and appointment of new director and Chief Executive Officer.

          (2) Form 8-K filed on February 4, 2004 on Memorandum of Understanding with DarkNoise Technologies of the United Kingdom and issuance of shares for services.

          (3)  Form 8-K filed on March 12, 2004 on issuance of restricted common
               shares  and  assumption  of  debt  for  an  Exclusive   Marketing
               Agreement with SunnComm International Inc.

   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         QUIET TIGER, INC.


              Signatures                      Title                     Date
              ----------                      -----                     ----


 /s/ William H. Whitmore, Jr.        Chief Executive Officer        May 10, 2004
  --------------------------
     William H. Whitmore, Jr.


  /s/ Albert A. Golusin              Chief Financial Officer        May 10, 2004
  ------------------------
      Albert A. Golusin