Form 10QSB
period 2004-06-30
QUIET TIGER INC
filed 2004-08-16
CIK 1057024

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 2004

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to ________

                         Commission file number 0-29049

                                QUIET TIGER, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                       77-0140428
-------------------------------                      ------------------
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

Yes  X            No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                            Outstanding at June 30, 2004
--------------------------------------------------------------------------------
Common Stock, par value $0.001                     175,510,992
================================================================================

                                QUIET TIGER, INC.
                              INDEX TO FORM 10-QSB


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements
          Consolidated Balance Sheet as of
          June 30, 2004 (unaudited)............................................3

          Consolidated  Statements of Operation for the
          three months and six months ended
          June 30, 2004 and 2003 (unaudited)...................................4

          Consolidated  Statements of Changes in Stockholders'
          Equity for the six months ended
          June 30, 2004 and 2003 (unaudited)...................................5

          Consolidated  Statements of Cash Flow for the
          three months and six months ended
          June 30, 2004 and  2003 (unaudited)..................................6

          Notes to  Consolidated  Financial  Statements
          for the six months ended June 30, 2004...............................8

  Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of Operations....................15

  Item 3. Controls and Procedures.............................................23

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings.................................................23

  Item 2.   Changes in Securities.............................................23

  Item 3.   Defaults Upon Senior Securities...................................23

  Item 4.   Submissions of Matters to a Vote of Security Holders..............23

  Item 5.   Other Information.................................................24
..
  Item 6.   Exhibits and Reports on Form 8-K..................................24

                                QUIET TIGER, INC.
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                                At June 30, 2004

                                     ASSETS
                                    -------

CURRENT ASSETS:
Cash                                                         $  167,954
Advances to affiliate                                           106,331
                                                             ----------
Total current assets                                            274,285

OTHER ASSETS:
Furniture and equipment, net                                      7,336
Equipment held for sale                                         100,000
Investments                                                     100,000
Exclusive marketing agreement, net                            1,927,417
Deposits                                                         11,129
                                                             ----------
Total assets                                                 $2,420,167
                                                             ==========


LIABILITIES
CURRENT
Accounts payable                                             $  160,470
                                                             ----------
Total current liabilities                                       160,470
                                                             ----------

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value,
50,000,000 shares authorized, none issued
Common stock, $.001 par value, 350,000,000 shares authorized,
175,510,992 issued and outstanding                              175,510

Additional paid-in capital                                   11,000,306
Additional paid-in capital stock options                        100,500
Deferred compensation                                          (165,000)
Accumulated (deficit)                                        (8,851,619)
                                                             ----------
Total stockholders' equity                                    2,259,697
                                                             ----------

Total liabilities and stockholders' equity                   $2,420,167
                                                             ==========

See accompanying notes to these unaudited consolidated financial statements.

                                QUIET TIGER, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                          Three months ended             Six months ended
                                              June 30,                        June 30,
                                       --------------------------------------------------------
                                            2004         2003          2004            2003
                                       ------------- ------------- ------------- --------------
REVENUES
Licensing revenue                           $ 30,064       $     0      $ 45,037      $       0
Interest revenue                                                 0                            0

Total Revenue                                 30,064             0        45,037              0


OPERATIING EXPENSES
General and administrative                   332,271        57,745       766,771        157,166
Interest expense                                   0           992             0          2,195
Amortization and depreciation                101,821             0       101,821              0
                                       ------------- ------------- ------------- --------------
Total Operating Expenses                     434,092        58,737       868,592        159,361


Net Loss                                   ($404,028)     ($58,737)    ($823,555)     ($159,361)
                                       ============= ============= ============= ==============


LOSS PER SHARE:
Basic and diluted loss per share              ($0.00)       ($0.00)       ($0.01)        ($0.00)


WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and diluted                     171,108,045     55,432,778   132,712,769     53,828,327
                                       ============= ============= ============= ==============


See accompanying notes to these unaudited consolidated financial statements.

                                QUIET TIGER, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    UNAUDITED

                                                           Paid-In     Stock    Subscriptions  Deferred    Accumulated
                                       Shares    Amount    Capital     Options    Receivable  Compensation (Deficit)      Total
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 2002         44,961,109   $44,961  $7,312,924  $100,500                           ($6,188,183)  $1,270,202
Shares issued in private placement
for cash                                265,957       265       4,735                                                        5,000
Shares issued for services           10,150,000    10,150      91,350                                                      101,500
Rounding for forward split               55,712        57         (57)                                                           0
Net (Loss) for the six months ended
June 30, 2003                                                                                                 (159,361)   (159,361)
                                     -----------------------------------------------------------------------------------------------

Balance at June 30, 2003             55,432,778   $55,433   $7,408,952 $100,500          $0            $0  ($6,347,544) $1,217,341
                                     ===============================================================================================


Balance at December 31, 2003         55,432,778   $55,433  $7,408,951  $100,500          $0           $0   ($8,028,064)  ($463,180)
Shares issued in private placement
for cash                             17,690,476    17,690     612,310                                                      630,000
Shares issued for debt                7,337,738    17,337     510,095                                                      527,432
Shares issued for exclusive
marketing agreement                  64,000,000    64,000   1,856,000                                                    1,920,000

Shares issued for services           21,050,000    21,050     612,950                               (165,000)              469,000
Net (Loss) for the six months
ended June 30, 2004                                                                                           (823,555)   (823,555)

Balance at June 30, 2004            175,510,992  $175,510 $11,000,306  $100,500          $0     ($165,000) ($8,851,619) $2,259,697
                                    ================================================================================================

See accompanying notes to these unaudited consolidated financial statements.

                                QUIET TIGER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                            Three months ended           Six months ended
                                                                                 June 30,                  June 30,
                                                                             2004      2003           2004          2003
                                                                         ------------ ------------ ------------  ------------
   CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss for the period                                                  ($404,028)    ($58,737)   ($823,555)    ($159,361)
          Adjustments to reconcile net
          cash used by operations:
          Amortization and depreciation expense                               101,821                   101,821
          Common stock issued for services                                     86,500                   439,000       101,500
          Common stock issued for payables                                     11,681                    11,681
   Changes in assets and liabilities:
         (Increase)/decrease  in receivable from affiliates                   (39,663)                 (183,097)
         (Increase)/decrease  in accounts receivable                                0                         0
         (Increase)/decrease  in prepaid expenses                                   0                         0
         (Increase)/decrease  in deposits                                        (479)                     (479)
          Increase/(decrease) in accounts payable                              (6,660)       9,878       27,309       (48,692)
          Increase/(decrease) in payable to affiliates                         76,766       38,337       67,148        87,088
          Increase/(decrease) in accrued interest                                              312                        363
                                                                         ------------ ------------ ------------  ------------
   Net cash (used) by operating activities                                   (174,062)     (10,210)    (360,172)      (19,102)
                                                                         ------------ ------------ ------------  ------------

   CASH FLOWS FROM INVESTING ACTIVITIES

   Cash paid for equipment                                                                               (7,714)
   Investment in DarkNoise Technologies                                       (20,000)                  (70,000)
   Cash payment on assumed debt under exclusive
    marketing agreement                                                                                 (25,000)
                                                                         ------------ ------------ ------------  ------------
   Net cash (used) in investing activities                                    (20,000)           0     (102,714)            0
                                                                         ------------ ------------ ------------  ------------

   CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from sale of common stock                                         300,000            0      630,000         5,000
   Proceeds from sale of debenture                                                          10,000            0        15,000
                                                                         ------------ ------------ ------------  ------------
   Net cash provided by financing activities                                  300,000       10,000      630,000        20,000
                                                                         ------------ ------------ ------------  ------------

   Net Increase (decrease) in cash                                            105,938         (210)     167,114           898
   Cash at beginning of period                                                 62,016        1,108          840             0
                                                                         ------------ ------------ ------------  ------------
   Cash at end of period                                                     $167,954         $898     $167,954          $898
                                                                         ============ ============ ============  ============

   Interest expense                                                                $0       $2,195           $0          $992



                                QUIET TIGER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED - Continued


   SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

   Issuance of 64,000,000 common shares and assumption of                          $0           $0   $2,028,860            $0
   $108,860 of debt for and exclusive  marketing agreement with
   SunnComm International Inc.

   Issuance of common shares for unearned services                            $82,500           $0     $165,000            $0

   Payment of debenture and accrued interest for 886,073                           $0           $0      $26,582            $0
   common shares

   Payment of debt to affiliates for 16,305,653 common shares                      $0           $0     $489,169            $0

   Issuance of 1,000,000 shares for consulting fees pertaining                     $0           $0      $30,000            $0
   to acquisitions.

   Issuance of common stock for intellectual property                              $0     $674,629           $0            $0

   Acquisition of 156,297 treasury stock shares in settlement
   of interest                                                                     $0      $50,114           $0            $0
   receivable from affiliate

   Cancellation of 392,628 treasury shares                                         $0    ($125,891)          $0            $0
                                                                         ============ ============ ============  ============


See accompanying notes to these unaudited consolidated financial statements.

                                QUIET TIGER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2004

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

On January 28, 2004 the Company entered into a binding Memorandum of Understanding, "MOU", with DarkNoise Technologies Limited, a United Kingdom company, "DarkNoise". Under the terms of the original MOU, Quiet Tiger would acquire all of DarkNoise and its technologies for $150,000 US in cash and a minimum of 10,000,000 restricted common shares of Quiet Tiger, Inc. Further discussions with DarkNoise have resulted in the mutual agreement to modify the original terms of the MOU yet no modified terms have been agreed to as of the date of this filing. DarkNoise's technology inserts data into digital audio files that is inaudible as long as the file is played as is. But the nature of the inserted data is such that most types of conversion or compression, as happens when ripping a song to MP3 or other unsecured file sharing formats, will cause it to produce very audible distortion in the resulting output.

GOING CONCERN AND OPERATIONS

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

During the second quarter of 2003, the Company decided to sell all equipment related to its media production operation. Various potential sale arrangements have been considered such as sale lease back, operating leases, financed and cash sales. Such potential sale arrangements could result in the Company starting production or becoming a joint venture partner in an operation. Any net cash proceeds from the sale will be used for operations. At December 31, 2003 the Company recorded an impairment on its floppy disk burnishing equipment in the amount of $900,000, thus reducing its value to $100,000 which it believes is the market value of the equipment.

At December 31, 2003, the Company impaired all of its MediaCloQ technology for $674,629 because it determined that it could not be sold due to its inability to work on all DVD players.

Prior to March 2004, the Company was in the development stage. With the acquisition of the Exclusive Marketing Agreement and revenues from existing licensing agreements during the first quarter of 2004, the Company was no longer considered a development stage company. The Company generated $45,037 in revenues during the first six months of 2004.

The Company has written down its media production equipment to its estimated net realizable value.

At June 30, 2004, the Company had working capital of $113,815 which is not sufficient working capital to fund its planned operations during the next twelve months.

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

All of the common authorized and issued shares were affected by the consolidation of December 24, 2001 and forward stock split of June 28, 2002. All share amounts in this entire report are stated post reverse of December 24, 2001 and post forward stock split of June 28, 2002 unless otherwise indicated. The Company has restated the prior periods to reflect this share consolidation.

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

The Exclusive Marketing Agreement with SunnComm International Inc. is amortized over its expected life which the company has estimated to be five years.

SHARE BASED COMPENSATION

SFAS No. 123" Accounting for Stock-Based Compensation" defines fair value based methods of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. The Company has elected to utilize APB No. 25 for measurement; and will, pursuant to SFAS No. 123, disclose the pro forma effects on net income and earnings per share of using the new measurement criteria.

The Company did not issue any stock options or warrants during 2003 but issued a debenture convertible into common stock. During the second quarter of 2004 the Company issued options to purchase 83,333 common shares at $.20 per share and options to purchase 62,375 common shares at $.56 were cancelled. Common stock equivalents outstanding at June 30 were as follows:


                                                              At June 30,
                                                         ------------------
                                                   2004                    2003
                                          -----------------------   -----------------------
                                           # of   Avg. Exercise       # of    Avg. Exercise
                                           common    price per        common     price per
                                           shares     share           shares       share
    Outstanding stock options convertible
     into common stock

    Options issued Oct. 30, 1997 (1)       126,996         $.32        106,038         $.56

    Debenture payable convertible
     into common stock

    Debenture issued Feb. 12, 2003 (2)        none         none       886,073         $.03


     (1)  All options are exercisable and expire on October 30, 2007.

     (2) On February 12, 2003 the Company issued a debenture for $25,000 which accrued interest at 10% per annum and matured in a balloon payment with interest on February 11, 2004. On February 2, 2004, the principal amount of $25,000 and accrued interest of $1,582 was converted into 886,073 shares at a deemed value of $.03 per share.


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


INVESTMENTS

On January 28, 2004 the Company entered into a binding Memorandum of Understanding, "MOU", with DarkNoise Technologies Limited, a United Kingdom company, "DarkNoise". Under the original terms of the MOU, Quiet Tiger would acquire all of DarkNoise and its technologies for $150,000 US in cash and a minimum of 10,000,000 common shares of Quiet Tiger, Inc. Further discussions with DarkNoise have resulted in the mutual agreement to modify the original terms of the MOU yet no modified terms have been agreed to as of the date of this filing.

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

The Exclusive Marketing Agreement also states that the term is in perpetuity and requires SunnComm to update the technology as necessary. As SunnComm cannot guarantee that they will have the resources to update the technology or be able to do so in a timely manner, Quiet Tiger believes that the amortization of the Marketing Rights is appropriate. As the Marketing Rights relate to the underlying use of the Media Max M4 Technology, the Company will amortize the Exclusive Marketing Agreement over five years and assess the annual amortization to determine if any additional impairment would be deemed necessary.

STOCKHOLDER'S EQUITY

On January 30, 2004, the board of directors approved the issuance of 11,000,000 restricted common shares to its directors and officers for 2004 services to be rendered at a deemed value of $.03 per share. The shares issued are held by the Company until the completion of service each quarter and have been reflected as prepaid expenses at June 30, 2004. A total of 10,000,000 restricted common shares were also issued to a consultant at a deemed value of $.03 per share for consulting services pertaining to the transaction with DarkNoise Technologies, the sales commission agreement and general marketability issues to sell the floppy disk burnishing equipment, the abandonment and marketability of MediaCloQ(TM) and general corporate matters. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.


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

On May 21, June 4, June 23 and June 30, 2004 the Company issued a total of 4,857,143 restricted common shares to an accredited investor for $225,000 of cash. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

On June 25, 2004, the Company issued 50,000 restricted common shares to an employee for marketing services at a fair value of $4,000. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

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

SUBSEQUENT EVENTS

On July 16, 2004 the Company issued 500,000 restricted common shares to an accredited investor for $25,000 of cash. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

On August 5, 2004 the Company issued 840,000 restricted common shares to an accredited investor for $42,000 of cash. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

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

All of the common authorized and issued shares were affected by the consolidation of December 24, 2001 and forward stock split of June 28, 2002. All share amounts in this Form 10-QSB for the six months ended June 30, 2004 have been adjusted to include the post reverse of December 24, 2001 and post forward stock split of June 28, 2002 unless otherwise indicated.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

During the year 2000, the Company continued operating as an independent energy company engaged in the exploration and acquisition of crude oil and natural gas reserves. On December 1, 2001, the Company sold all of its oil and gas interests to a director for 236,331 shares of its own restricted common stock at a deemed value of $75,777 and discontinued its oil and gas exploration business.

On January 8, 2001, the Company acquired plant, equipment and other assets, including specialized manufacturing equipment, manufacturing set-ups, real estate lease, fixtures and related equipment and other property with an estimated fair value of at least $3.8 million from four independent sellers. In consideration for the acquisition of the assets, the Company issued 12,007,252 shares of its restricted common stock to the sellers. The equipment valuation was determined by a discounted cash flow of projected operating income using a maximum cost of funds of 20% per annum. This was further supported by an independent expert's valuation opinion of the replacement value of the equipment. In determining the amount of Company's consideration for the assets, the parties estimated the present fair market value of all such assets to be equivalent to approximately $.32 per share issued. Also on January 8, 2001, the Company sold 2,027,198 shares of restricted common stock to one of the sellers for $650,000, of which $600,000 was paid by the secured note. The note was cancelled during the second quarter of 2002 and all unpaid shares were returned to the Company and cancelled. The assets acquired by the Company constituted plant, equipment and other physical property intended to be used in the manufacture of 3.5 inch micro floppy disks. None of the assets were previously used in such a business by the sellers.

On May 3, 2002, the Company acquired from Project 1000 Inc. "P1", a wholly owned subsidiary of SunnComm International, Inc., "Digital Content Cloaking Technology(TM)", known as MediaCloQ or MediaMaker ("P1 Technology"), which was a set of methodologies designed to work together to thwart illegal copying or ripping of optical media while complying to IEC 90608 Redbook standards. Each of the methodologies used was meant to work toward defeating the various software products available in the marketplace that were used for the purpose of making illegal copies of CDs or of individual audio tracks. The Assets included, but were not limited to, P1's proprietary property which included all English and foreign language, all commercial and non-commercial, and all present and future versions thereof, and all required and/or relevant P1 Documentation, Intellectual Property Rights and other proprietary rights therein, and derivatives thereof required and/or relevant to the development of future versions. The Company issued 23,837,710 restricted common shares to P1 for the P1 Technology resulting in a change of control of the Company. The P1 Technology was recorded by the Company at P1's cost.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On January 28, 2004 the Company entered into a binding Memorandum of Understanding, "MOU", with DarkNoise Technologies Limited, a United Kingdom company, "DarkNoise". Under the original terms of the MOU, Quiet Tiger would acquire all of DarkNoise and its technologies for $150,000 US in cash and a minimum of 10,000,000 common shares of Quiet Tiger, Inc. Further discussions with DarkNoise have resulted in the mutual agreement to modify the original terms of the MOU yet no modified terms have been agreed to as of the date of this filing. The Company advanced $50,000 in cash to DarkNoise during the first quarter of 2004 under the terms of the MOU. Also during the first quarter the Company paid a consultant 1,000,000 restricted common shares at a deemed value of $.03 per share to evaluate the transaction. During the second quarter of 2004, the Company advanced an additional $20,000 in anticipation of receiving the DarkNoise technology with required modifications in order to allow it to be marketed jointly with MediaMax.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. It is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.

PLAN OF OPERATION

a.   Overview

We did not generate any revenues during the years ended 2002 and 2003.

During January 2004, our directors received a proposal from SunnComm to purchase an Exclusive Marketing Agreement for all of its copy protection technology and future upgrades and revisions. Our directors reviewed the sales projections for Media Max M4 along with their proposal and believed that the acquisition price of the Exclusive Marketing Agreement was fair.

Our directors provided the projections and the proposed deal from SunnComm to a majority of our disinterested stockholders for their approval instead of seeking an independent third party valuation on the proposal. On February 4, 2004, we received the written consent from a majority of disinterested outstanding common shares and filed a Form 14C with the Securities and Exchange Commission to disclose the arrangement.

On March 4, 2004 the written consent, of a majority of our disinterested outstanding common shares of record at February 4, 2004 became effective to approve the issuance of 10,152,704 restricted common shares at a fair value of $.03 per share to SunnComm Technologies, Inc., "SunnComm", for $304,581 of debt incurred for cash advances and administrative and overhead expenses previously charged to us and to approve the issuance of 64,000,000 restricted common shares at a deemed value of $.03 per share for a total consideration of $1,920,000 to SunnComm and the assumption of a $110,000 outstanding debt due to a consultant for an Exclusive Marketing Agreement with its commercial copy protection technology on CD's and all of its continuing upgrades. The Agreement provides us with approximately 40% to 50% of the revenues derived from all existing licensing agreements held by SunnComm for the technology and requires us to advance $138,000 a month against future royalties and an additional $12,000 for services being provided by SunnComm.

On January 28, 2004 we entered into a binding Memorandum of Understanding, "MOU", with DarkNoise Technologies Limited, a United Kingdom company, "DarkNoise". Under the terms of the MOU, we would have acquired all of DarkNoise and its technologies for $150,000 US in cash and a minimum of 10,000,000 of our restricted common shares. Further discussions with DarkNoise have resulted in the mutual agreement to modify the original terms of the MOU yet no modified terms have been agreed to as of the date of this filing.

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


b.   Marketing Strategy and Employees

Our plan of operation for the year 2004 is to market Media Max M4 and acquire compatible copy protection technology that could enhance the marketability of Media Max M4. We currently have two full time employees, William H. Whitmore, Jr. as our Chief Executive Officer and Scott Stoegbauer as our Vice President of Sales and Marketing. Additional employees may be hired as needed during 2004. Administrative assistance is provided by SunnComm in addition to the services of Albert Golusin who serves as a part-time Chief Financial Officer.

On January 28, 2004 we entered into an agreement to acquire all of DarkNoise and its technologies. DarkNoise's technology inserts data into digital audio files that is inaudible as long as the file is played as is but will produce very audible distortion in the resulting output of an MP3 or other unsecured file sharing format.

The marketing strategy is identical with or without DarkNoise. We are in the technology business and will always be vetting new and innovative approaches to enhance and strengthen our position in the industry. Technologies similar to DarkNoise will constantly be explored and integrated into the product line if they have merit and make sense.

The strategy will capitalize on all marketing channels ranging from print ads to leading edge interactive, online campaigns. Specific marketing & sales programs allowing us to quickly expand beyond our core audience are being established and implemented through key industry contacts as well as industry known, reputable vendors and service providers. This marketing strategy coupled with the support of the SunnComm team of professionals is the key formula to fuel these programs.

We are dedicated to becoming the world-leading supplier of anti-piracy and media enhancement technologies to the audio, video, and digital media markets by expanding the inroads that SunnComm has developed throughout the U.S. music industry. Our two employees along with key consultants are pursuing client relationships around the world to enable the eventual sale of content protection of both manufactured CD products as well as electronic media distributed via the Internet.


TRENDS AND SEASONALITY OF BUSINESS

We expect to experience significant seasonality in our business, and our consolidated financial condition and results of operations are likely to be affected by seasonality in the future.

We expect to experience our highest revenues during the third and fourth quarter of each calendar year followed by lower revenues and operating income during the first and second quarter of the following year. We expect this trend to occur as a result of discussions with our customers that intend to release a significant number of music CD titles during the year-end holiday shopping season.


RESULTS OF OPERATIONS:

Comparison of Six and Three Months Ended June 30, 2004 and 2003

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

The Company recognized $14,973 in licensing revenue from MediaMax during the first quarter of 2004 and $30,064 during the second quarter totaling $45,037 for the six months ended June 30, 2004.

The Company did not generate any revenue from operations during the six months ended June 30, 2003. Management's objective during the first two quarters of 2003 was to obtain orders for the floppy disk manufacturing plant in order to attract investment capital and to register a consultants stock compensation plan in a registration statement on Form S-8 in order to assist in structuring the Company, performing due diligence and negotiating agreements with potential acquisition candidates.

All  operating  expenses  during the second  quarter  of 2004 were  general  and administrative expenses of $434,500. Approximately $373,000 of these expenses were paid for with restricted stock issued by the Company which was comprised of approximately $291,000 of consulting fees pertaining to general corporate matters, its technologies and potential acquisitions and approximately $82,500 of compensation to its directors and officers. The remaining $61,000 of general and administrative expenses were comprised of an accrual of $12,000 to SunnComm for administrative support and normal recurring expenses of approximately $49,000 comprised of items such as rent, marketing expenses and auditing fees.

Operating expenses during the second quarter of 2004 were comprised of $332,271 of general and administrative expenses, $101,443 in amortization expense on the Exclusive Marketing Agreement and $378 of depreciation expense on furniture and equipment purchased late in first quarter. General and administrative expenses were comprised primarily of 97,285 of payroll expenses and benefits paid in cash and $86,500 of earned services by officers paid with 2,800,000 restricted common shares of the Company. The Company accrued $36,000 of administrative support expenses due to SunnComm. The Company incurred $19,937 in audit and review expenses and $9,800 of rent expense. A total of $65,328 was incurred for advertising in trade publications and travel expenses for meetings with prospective customers.

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

During the second quarter of 2003, the Company incurred $57,745 of general and administrative expenses which was primarily comprised of $18,375 in officer compensation, $17,900 in audit and review fees, $10,178 in rent expense and $9,616 in office expenses.

The increase of $274,526 in general and administrative expenses incurred during the second quarter of 2004 compared to the second quarter of 2003 was primarily due to an increase of $165,410 in compensation expense to officers,$65,328 of marketing expenses and $36,000 of accrued expenses to SunnComm for administrative support.

These operating expenses were higher during the second quarter of 2004 because of the marketing expenses and full-time effort of its employees. During the second quarter of 2003, there were no full-time employees in the Company and there were no marketing efforts because it was in the development stage.

The increase of $609,605 in general and administrative expenses incurred during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 was primarily due to an increase of $208,364 in compensation expense to officers,$245,380 paid to consultants and $77,760 of marketing expenses. Other increases during the comparative period were $48,000 for administrative support from SunnComm, $13,160 in rental expenses and $7,037 in audit and review fees.

These operating expenses were higher during the six months ended June 30, 2004 because of the marketing expenses and full-time effort of its employees. During the second quarter of 2003, there were no full-time employees in the Company and there were no marketing efforts because it was in the development stage. Consulting fees were significantly higher because the Company needed to rely on outside consultants for evaluations pertaining to the sale of floppy disk manufacturing equipment and corporate organization.


LIQUIDITY AND CAPITAL RESOURCES:

During the first quarter of 2004 the Company entered into an Exclusive Marketing Agreement with SunnComm International Inc. to sell its MediaMax technology. The agreement requires the Company to advance $138,000 a month in cash against future royalty payments in order to maintain the exclusivity. The Company made its first payment during March 2004 and subsequent to June 2004 made its April payment. The Company was able to make the payments with cash that it had raised through private placements with accredited investors.

During the first quarter of 2004 it also entered into an MOU with DarkNoise Technologies which, if consummated, would require the Company to pay $150,000 for the technology. Further discussions with DarkNoise have resulted in the mutual agreement to modify the original terms of the MOU yet no modified terms have been agreed to as of the date of this filing.

As of June 30, 2004, the Company had paid DarkNoise $70,000 in cash and capitalized $30,000 of consulting fees incurred for evaluating the acquisition.

During the first quarter of 2004, the Company raised $330,000 in cash with commitments for an additional $140,000 of cash from three accredited investors for restricted common stock. The Company also retired $515,751 of debt by issuing 17,191,726 restricted common shares primarily to affiliates.

During the second quarter of 2004, the Company raised $300,000 in cash with a commitment for an additional $125,000 of cash from an accredited investor for 2,500,000 restricted common shares and warrants to purchase the 500,000 common shares at $.25 per share. The Company also retired $11,681 of debt by issuing 146,012 restricted common shares.

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

The Company did not issue any shares during the second quarter of 2003.

The Company believes that it will receive sufficient capital from investors and product sales to support operations during the next twelve months. It anticipates that the capital requirements for the balance of the period ending December 31, 2004 will require that additional cash be raised from external sources. It believes that this requirement will be met by cash equity and debt investments.

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

On May 21, June 4, June 23 and June 30, 2004 the Company issued a total of 4,857,143 restricted common shares to an accredited investor for $225,000 of cash. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

On June 25, 2004, the Company issued 50,000 restricted common shares to an employee for marketing services at a fair value of $4,000. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.


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

                                  Exhibit 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Quiet Tiger, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William H. Whitmore, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 9th day of August 2004.


/s/ William H. Whitmore, Jr.
-----------------------------
Chief Executive Officer




                       QUARTERLY CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William H. Whitmore, Jr., certify that:

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

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 9th day of August 2004.

/s/ William H. Whitmore, Jr.
-----------------------------
Chief Executive Officer

                                  Exhibit 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Quiet Tiger, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert Golusin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 9th day of August, 2004.

/s/ Albert Golusin
-----------------------------
Chief Financial Officer



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

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 9th day of August 2004.

/s/ Albert Golusin
-----------------------------
Chief Financial Officer



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

         QUIET TIGER, INC.


    Signatures                         Title                       Date
    ----------                          -----                      ----


    /s/ William H. Whitmore, Jr.     Chief Executive Officer     August 16, 2004
        ------------------------
        William H. Whitmore, Jr.


    /s/ Albert A. Golusin            Chief Financial Officer     August 16, 2004
        ------------------------
        Albert A. Golusin