Form 10QSB
period 2004-09-30
QUIET TIGER INC
filed 2004-11-19
CIK 1057024

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                         ------------------------------
                              September 30, 2004

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

Yes  [X]            No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class                           Outstanding at September 30, 2004
------------------------------       ----------------------------------
Common Stock, par value $0.001                      181,894,325
================================================================================

QUIET TIGER, INC.
INDEX TO FORM 10-QSB


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated   Balance   Sheet  as  of  September  30,  2004
        (unaudited)........................................................ 3

        Consolidated  Statements  of Operation  for the three months
        and  nine  months   ended   September   30,  2004  and  2003
        (unaudited)........................................................ 4

        Consolidated  Statements of Changes in Stockholders'  Equity
        for the  nine  months  ended  September  30,  2004  and 2003
        (unaudited)........................................................ 5

        Consolidated  Statements  of Cash Flow for the three  months
        and  nine  months   ended   September   30,  2004  and  2003
       (unaudited).........................................................6-7

        Notes  to  Consolidated  Financial  Statements  for the nine months ended September 30, 2004....................................8-16

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................17-25

Item 3. Controls and Procedures............................................25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................................26

Item 2. Changes in Securities..............................................26

Item 3. Defaults Upon Senior Securities....................................26

Item 4. Submissions of Matters to a Vote of Security Holders...............26

Item 5. Other Information..................................................26

Item 6. Exhibits and Reports on Form 8-K...................................26

Signatures.................................................................27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                           QUIET TIGER, INC.
                                      CONSOLIDATED BALANCE SHEET
                                               UNAUDITED
                                         At September 30, 2004

                                     ASSETS

CURRENT ASSETS:
   Cash                                                          $   5,408
   Advances to affiliate                                           294,718
                                               ---------------------------
Total current assets                                               300,126

OTHER ASSETS:
   Furniture and equipment, net                                      6,958
   Equipment held for sale                                         100,000
   Investments                                                     100,000
   Commitment fees                                                 250,000
   Exclusive marketing agreement, net                            1,825,974
   Deposits                                                         11,129
                                               ---------------------------
Total assets                                                    $2,594,187
                                               ===========================


LIABILITIES
CURRENT
   Accounts payable                                              $ 168,244
                                               ---------------------------
Total current liabilities                                          168,244
                                               ---------------------------

STOCKHOLDERS' EQUITY

 Preferred stock, $.001 par value,
   50,000,000 shares authorized, none issued
Common stock, $.001 par value, 350,000,000 shares                  181,894
   authorized, 175,510,992 issued and outstanding

Additional paid-in capital                                      11,413,922
Additional paid-in capital stock options                           100,500
Deferred compensation                                              (82,500)
Accumulated (deficit)                                           (9,187,873)
                                               ---------------------------
Total stockholders' equity                                       2,425,943
                                               ---------------------------

Total liabilities and stockholders' equity                      $2,594,187
                                               ===========================

See accompanying notes to these unaudited consolidated financial statements.

                                QUIET TIGER, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                 Three months ended                            Nine months ended
                                                   September 30,                                 September 30,
                                            2004                   2003                   2004                  2003
                                     -------------------    --------------------    ------------------    ------------------
REVENUES
Licensing revenue                               $20,596                                       $65,633
Interest revenue                                                              0                                           0
                                     -------------------    --------------------    ------------------    ------------------
Total Revenue                                    20,596                       0                65,633                     0


OPERATIING EXPENSES
General and administrative                      255,029                  45,992             1,021,800               203,158
Interest expense                                      0                     589                     0                 2,784
Amortization and depreciation                   101,821                                       203,642
                                     -------------------    --------------------    ------------------    ------------------
Total Operating Expenses                        356,850                  46,581             1,225,442               205,942

Net Loss                                      ($336,254)               ($46,581)          ($1,159,809)            ($205,942)
                                     ===================    ====================    ==================    ==================


LOSS PER SHARE:
Basic and diluted loss per share                 ($0.00)                 ($0.00)               ($0.01)               ($0.00)


WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and diluted                         177,630,521              55,432,778           147,794,642            54,371,009
                                     ===================    ====================    ==================    ==================

See accompanying notes to these unaudited consolidated financial statements.

                                QUIET TIGER, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    UNAUDITED

                                                          Paid-In      Stock    Subscriptions    Deferred   Accumulated
                                  Shares        Amount    Capital     Options    Receivable    Compensation   (Deficit)      Total
                                  ------------ --------- ------------ --------- ------------- ------------- ----------- -----------
  Balance at December 31, 2002    44,961,109   $44,961   $7,312,924  $100,500                              ($6,188,183)  $1,270,202
  Shares issued in private
  placement for cash                 265,957       265        4,735                                                           5,000
  Shares issued for services      10,150,000    10,150       91,350                                                         101,500
  Rounding for forward split          55,712        57         (57)                                                               0
  Net (Loss) for the nine months
  ended Sept 30, 2003                                                                                          (205,942)   (205,942)
                                 ------------ --------- ------------ --------- ------------- ------------- ------------ -----------
  Balance at September 30, 2003   55,432,778   $55,433   $7,408,952  $100,500            $0            $0  ($6,394,125)  $1,170,760
                                 ============ ========= ============ ========= ============= ============= ============ ===========


  Balance at December 31, 2003    55,432,778   $55,433   $7,408,951  $100,500                              ($8,028,064)   ($463,180)
  Shares issued in private
  placement for cash              20,740,476    20,740      784,260                                                         805,000
  Finder fees                              0         0      (5,000)                                                          (5,000)
  Shares issued for debt          17,337,738    17,338      510,094                                                         527,432
  Shares issued for exclusive
  marketing agreement             64,000,000    64,000    1,856,000                                                       1,920,000
  Shares issued for services      24,383,333    24,383      859,617                              (82,500)                   801,500
  Net (Loss) for the nine months
  ended Sept 30, 2004                                                                                       (1,159,809)  (1,159,809)
                                 ------------ --------- ------------ --------- ------------- ------------- ------------ -----------
  Balance at September 30, 2004  181,894,325  $181,894  $11,413,922  $100,500            $0     ($82,500)  ($9,187,873)  $2,425,943
                                 ============ ========= ============ ========= ============= ============= ============ ===========

  See accompanying notes to these unaudited consolidated financial statements.

                                QUIET TIGER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                  Three months ended                   Nine months ended
                                                                     September 30                        September 30
                                                                 2004            2003                2004            2003
                                                            --------------- ---------------     --------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss for the period                                       ($336,254)       ($46,581)        ($1,159,809)       ($205,942)
   Adjustments to reconcile net
     cash used by operations:
       Amortization and depreciation expense                      101,821                             203,642
       Common stock issued for services                            82,500                             521,500          101,500
       Common stock issued for payables                                                                11,681
Changes in assets and liabilities:
       (Increase)/decrease  in  receivable from affiliates       (188,387)                           (341,632)
       (Increase)/decrease  in  accounts receivable
       (Increase)/decrease  in  prepaid expenses
       (Increase)/decrease  in  deposits                                                                 (479)
       Increase/(decrease) in accounts payable                      7,774          (7,582)             35,083          (56,274)
       Increase/(decrease) in payable to affiliates                                43,545              37,296          130,633
       Increase/(decrease) in accrued interest                                        589                                  952
                                                            --------------- ---------------     --------------- ----------------
Net cash (used) by operating activities                          (332,546)        (10,029)           (692,718)         (29,131)
                                                            --------------- ---------------     --------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for equipment                                                                                (7,714)
Investment in DarkNoise Technologies                                                                  (70,000)
Cash payment on assumed debt under exclusive marketing
agreement                                                                                             (25,000)
                                                            --------------- ---------------     --------------- ----------------
Net cash (used) in investing activities                                 0               0            (102,714)               0
                                                            --------------- ---------------     --------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock                                170,000                             800,000            5,000
Proceeds from sale of debenture                                                    10,000                               25,000
                                                            --------------- ---------------     --------------- ----------------
Net cash provided by financing activities                         170,000          10,000             800,000           30,000
                                                            --------------- ---------------     --------------- ----------------

Net Increase (decrease) in cash                                  (162,546)            (29)              4,568              869
Cash at beginning of period                                       167,954             898                 840                0
                                                            --------------- ---------------     --------------- ----------------
Cash at end of period                                              $5,408            $869              $5,408             $869
                                                            =============== ===============     =============== ================


CONSOLIDATED STATEMENTS OF CASH FLOWS - continued

Interest expense                                                       $0            $589                  $0           $2,784


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of 64,000,000 common shares and assumption of                 $0              $0          $2,028,860               $0
 $108,860 of debt for and exclusive  marketing agreement
with
 SunnComm International Inc.

Issuance of common shares for unearned services                   $82,500              $0            $247,500               $0

Payment of debenture and accrued interest for 886,073                  $0              $0             $26,582               $0
 common shares

Payment of debt to affiliates for 16,305,653 common shares             $0              $0            $489,169               $0

Issuance of 1,000,000 shares for consulting fees
pertaining                                                             $0              $0             $30,000               $0
 to acquisitions.

Issuance of 3,333,333 common shares for commitment fee           $250,000              $0            $250,000               $0


  See accompanying notes to these unaudited consolidated financial statements.

                                QUIET TIGER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2004

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

Prior to March 2004, the Company was in the development stage. With the acquisition of the Exclusive Marketing Agreement and revenues from existing licensing agreements during the first quarter of 2004, the Company was no longer considered a development stage company. The Company generated $65,633 in revenues during the first nine months of 2004.

The Company has written down its media production equipment to its estimated net realizable value.

At September 30, 2004, the Company had working capital of $131,882 which is not sufficient working capital to fund its planned operations during the next twelve months.

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

The Company did not issue any stock options or warrants during 2003 but issued a debenture convertible into common stock. During the second quarter of 2004 the Company issued options to purchase 83,333 common shares at $.20 per share and options to purchase 62,375 common shares at $.56 were cancelled. During the third quarter of 2004 the Company issued options to purchase 83,333 common shares at $.20 per share. Also during the third quarter, the Company issued warrants to purchase 900,000 common shares at strike prices from $.25 to $5.00 per share with expiration dates ranging from June 30, 2006 to September 30, 2006. Common stock equivalents outstanding at June 30 were as follows:

                                                         At September 30,
                                                2004                        2003
                                       ---------------------- --------------------------
                                       # of     Avg. Exercise    # of     Avg. Exercise
                                      common      price per     common      price per
                                      shares       share        shares        share
   Outstanding stock options
    convertible into common stock

   Options Outstanding (1)             210,329        $.27       106,038        $.56

   Warrants convertible into
    common stock

   Warrants Outstanding (2)            900,000        $.92          none        none

   Debenture payable convertible
    into common stock

   Debenture issued Feb. 12, 2003 (3)     none        none       886,073        $.03

     (1)  All options are exercisable and expire on October 30, 2007.
     (2) A total 500,000 warrants are exercisable at $.25 expiring June 30, 2006 400,000 warrants are exercisable at strike prices ranging from $.25 to $5.00 all of which expire on September 30, 2006.
     (3) On February 12, 2003 the Company issued a debenture for $25,000 which accrued interest at 10% per annum and matured in a balloon payment with interest on February 11, 2004. On February 2, 2004, the principal amount of $25,000 and accrued interest of $1,582 was converted into 886,073 shares at a deemed value of $.03 per share.

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

At September 30,2004, the Company believed that the equipment's net realizable market value approximated $100,000. The equipment is currently idle in a storage facility waiting to be put to productive use or sold.


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


COMMITMENT FEE

On September 23, 2004, the Company issued 3,333,333 restricted common shares valued at $250,000 to the Double U Master Fund, L.P. as a commitment fee for a Private Equity Credit Agreement which would enable the Company to raise up to $5,000,000 through the sale of its common stock. The commitment fee will be amortized over the two year life of the Agreement which will begin upon its registration with the Securities and Exchange Commission. The Company has not set a date for the registration of the Agreement.


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

The Exclusive Marketing Agreement also states that the term is in perpetuity and requires SunnComm to update the technology as necessary. As SunnComm cannot guarantee that they will have the resources to update the technology or be able to do so in a timely manner, Quiet Tiger believes that the amortization of the Marketing Rights is appropriate. As the Marketing Rights relate to the underlying use of the Media Max M4 Technology, the Company will amortize the Exclusive Marketing Agreement over five years and assess the annual amortization to determine if any additional impairment would be deemed necessary. Accumulated amortization as of September 30, 2004 was $202,886.


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

On July 19, July 28, August 5, August 12 and September 1, 2004 the Company issued a total of 3,000,000 restricted common shares to an accredited investor for $150,000 of cash. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

On September 20, 2004 the Company issued 50,000 restricted common shares and 400,000 warrants at various strike prices to an accredited investor for $25,000 of cash. The warrants issued were at the following strike prices; 50,000 at $.25 per share; 50,000 at $.50 per share; 50,000 at $.75 per share; 50,000 at $1.00 per share; 50,000 at $1.50 per share; 50,000 at $2.00 per share; 50,000 at $3.00 per share and 50,000 at $5.00 per share. The Company received $20,000 net of a finders fee of $5,000. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

On September 23, 2004, the Company issued 3,333,333 restricted common shares to Double U Master Fund, L.P. as a commitment fee for a Private Equity Credit Agreement at a fair value of $250,000. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.


OPTIONS

During the third quarter of 2004, the Company issued 83,333 options to purchase common shares at $.20 a share expiring 10/30/2007.

The status of outstanding options granted pursuant to the 1997 Plan was as follows:

                                                        Wtd. Average
                                             Number of      Exercise
                                             Shares            Price
                                             ---------      --------

         Options outstanding at
         December 31, 2003
         (106,038 exercisable)               106,038            $.56
                                             =======        ========

         Options outstanding at
         September 30, 2004
         (210,329 exercisable)               210,329            $.27
                                             =======        ========


WARRANTS

During the third quarter of 2004, the Company issued 900,000 warrants in conjunction with two private placements. No warrants were exercised during the third quarter of 2004.

At September 30, 2004 the status of outstanding warrants is as follows:

                                             Average
                              Shares         Exercise
            Issue Date       Exercisable      Price       Expiration Date
            ----------       -----------     --------     ---------------
           July 1, 2004         500,000        $ .25         June 30, 2006
        September 20, 2004      400,000       $ 1.75 (1)   September 30, 2006

     (1) All exercise prices of the warrants range from $.25 per share to $5.00 per share.


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

All of the common authorized and issued shares were affected by the consolidation of December 24, 2001 and forward stock split of June 28, 2002. All share amounts in this Form 10-QSB for the nine months ended September 30, 2004 have been adjusted to include the post reverse of December 24, 2001 and post forward stock split of June 28, 2002 unless otherwise indicated.

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


RESULTS OF OPERATIONS:

Comparison of Nine and Three Months Ended September 30, 2004 and 2003

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

The Company recognized $20,596 in licensing revenue from MediaMax during the third quarter of 2004 and $65,633 from March 1, 2004 through September 30, 2004.

The Company did not generate any revenue from operations during the nine months ended September 30, 2003. Management's objective during the first three quarters of 2003 was to obtain orders for the floppy disk manufacturing plant in order to attract investment capital and to register a consultants stock compensation plan in a registration statement on Form S-8 in order to assist in structuring the Company, performing due diligence and negotiating agreements with potential acquisition candidates.

All general and administrative expenses during the third quarter of 2004 were $255,029. Expenses paid for with restricted stock amounted to $82,500 of compensation to its directors and officers. The remaining $172,529 of cash expenditures for general and administrative expenses were comprised of $36,000 to SunnComm for administrative support, $79,308 for salaries and payroll taxes, $21,816 for advertising and marketing expenses, $10,000 for legal fees pertaining to obtaining a Private Equity Credit Agreement, $9,341 in rent expense, $5,000 for accounting fees, $4,073 for shareholder relation expenses such as news releases and normal recurring office expenses of $6,991. Depreciation on office equipment during the third quarter was $378 and amortization on the Exclusive Marketing Agreement was $101,443.

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

The Company did not generate any revenue from operations during the first nine months of 2003 or since its inception. Management's objective for 2003 was to obtain orders for the floppy disk manufacturing plant in order to attract investment capital and to register a consultant's stock compensation plan in a registration statement on Form S-8 in order to assist in structuring the Company, performing due diligence and negotiating agreements with potential acquisition candidates.

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

These operating expenses were higher during the nine months ended June 30, 2004 because of the marketing expenses and full-time effort of its employees. During the third quarter of 2003, there were no full-time employees in the Company and there were no marketing efforts because it was in the development stage.

LIQUIDITY AND CAPITAL RESOURCES:

During the first quarter of 2004 the Company entered into an Exclusive Marketing Agreement with SunnComm International Inc. to sell its MediaMax technology. The agreement requires the Company to advance $138,000 a month in cash against future royalty payments in order to maintain the exclusivity. The Company has advanced a total of $294,718 against future royalties as of September 30, 2004.

During the first quarter of 2004 it also entered into an MOU with DarkNoise Technologies which, if consummated, would require the Company to pay $150,000 for the technology. Further discussions with DarkNoise have resulted in the mutual agreement to modify the original terms of the MOU yet no modified terms have been agreed to as of the date of this filing. As of September 30, 2004, the Company had paid DarkNoise $70,000 in cash and capitalized $30,000 of consulting fees incurred for evaluating the acquisition.

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

During the third quarter of 2004, the Company raised $175,000 in cash from two accredited investors for 3,050,000 restricted common shares and warrants to purchase the 400,000 common shares at strike prices ranging from $.25 to $5.00 per share. The Company also issued 3,333,333 restricted common shares at a deemed value of $250,000 as a commitment fee for a Private Equity Credit Agreement which would enable the Company to raise up to $5,000,000 through the sale of its common stock. The commitment fee will be amortized over the two year life of the Agreement which will begin upon its registration with the Securities and Exchange Commission. The Company has not set a date for the registration of the Agreement.

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

At September 30, 2004, the Company had working capital of $131,882 which is not sufficient working capital to fund its planned operations during the next twelve months.The Company believes that it will receive sufficient capital from investors and product sales to support operations during the next twelve months. It anticipates that the capital requirements for the balance of the period ending December 31, 2004 will require that additional cash be raised from external sources. It believes that this requirement will be met by cash equity and debt investments.

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

ITEM 2. CHANGES IN SECURITIES

On July 19, July 28, August 5, August 12 and September 1, 2004 the Company issued a total of 3,000,000 restricted common shares to an accredited investor for $150,000 of cash. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

On September 20, 2004 the Company issued 50,000 restricted common shares and 400,000 warrants at various strike prices to an accredited investor for $25,000 of cash. The warrants issued were at the following strike prices; 50,000 at $.25 per share; 50,000 at $.50 per share; 50,000 at $.75 per share; 50,000 at $1.00 per share; 50,000 at $1.50 per share; 50,000 at $2.00 per share; 50,000 at $3.00 per share and 50,000 at $5.00 per share. The Company received $20,000 net of a finders fee of $5,000. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

On September 23, 2004, the Company issued 3,333,333 restricted common shares to Double U Master Fund, L.P. as a commitment fee for a Private Equity Credit Agreement at a fair value of $250,000. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

31.1 Quarterly Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002

31.2 Quarterly Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002

32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         QUIET TIGER, INC.


              Signatures                Title                      Date
              ----------                -----                      ----

  /s/ William H. Whitmore, Jr.    Chief Executive Officer     November 15, 2004
    ------------------------
      William H. Whitmore, Jr.


  /s/ Albert A. Golusin            Chief Financial Officer    November 15, 2004
    ------------------------
      Albert A. Golusin