Form 10KSB
period 2004-12-31
MediaMax Technology CORP
filed 2005-03-30
CIK 1057024

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                          Commission File No. 333-47699

                                QUIET TIGER INC.
                           (formerly Fan Energy Inc.)
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                            77-0140428
--------------------------------------------------------------------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization) Identification Number)

   668 N. 44th Street, Suite 233, Phoenix, AZ.                        85008
--------------------------------------------------------------------------------
    (Address of principal executive offices)                        (Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $105,972

Based on the closing sales price of $.08 per share of the Common Stock on February 18, 2005, the aggregate market value of the voting stock of registrant held by non-affiliates was $6,954,909.

The registrant has one class of Common Stock with 182,594,325 shares outstanding as of February 18, 2004.

Documents Incorporated By Reference: None

Transitional Small Business Issuer Disclosure Format (check one):
                                                          Yes [ ]  No [X].

Table of Contents

PART I

ITEM 1.  DESCRIPTION OF BUSINESS ..........................................  3
ITEM 2.  DESCRIPTION OF PROPERTY .......................................... 15
ITEM 3.  LEGAL PROCEEDINGS ................................................ 15
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............. 15

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ......... 16
ITEM 6.  MANAGEMENT'S PLAN OF OPERATION ................................... 18
ITEM 7.  FINANCIAL STATEMENTS ............................................. 21
ITEM 8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
           ACCOUNTING  AND FINANCIAL DISCLOSURE ........................... 21
ITEM 8A. CONTROLS AND PROCEDURES .......................................... 22

PART III

ITEM  9. DIRECTORS AND EXECUTIVE OFFICERS ................................. 23
ITEM 10. EXECUTIVE COMPENSATION ........................................... 24
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ... 28
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS ............. 29
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ................................. 31
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES ........................... 32
SIGNATURES ................................................................ 32
CERTIFICATONS .......................................................... 33-35

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


ITEM 1. DESCRIPTION OF BUSINESS

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

All share amounts in this Form 10-KSB for the year ended December 31, 2004 have been adjusted to include all reverse and forward stock splits including the post reverse of December 24, 2001 and post forward stock split of June 28, 2002 unless otherwise indicated.

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

On January 8, 2001, the Company acquired plant, equipment and other assets, including specialized disk refurbishing equipment, manufacturing set-ups, real estate lease, fixtures and related equipment and other property with an estimated fair value of at least $3.8 million from four independent sellers. In consideration for the acquisition of the assets, the Company issued 12,007,252 shares of its restricted common stock to the sellers. The equipment valuation was determined by a discounted cash flow of projected operating income using a maximum cost of funds of 20% per annum. This was further supported by an independent expert's valuation opinion of the replacement value of the equipment. In determining the amount of Company's consideration for the assets, the parties estimated the present fair market value of all such assets to be equivalent to approximately $.32 per share issued. Also on January 8, 2001, the Company sold 2,027,198 shares of restricted common stock to one of the sellers for $650,000, of which $600,000 was paid by a secured note. The assets acquired by the Company constituted plant, equipment and other physical property intended to be used in the manufacture of 3.5 inch micro floppy disks. None of the assets were previously used in such a business by the sellers.

On May 3, 2002, the Company acquired from Project 1000 Inc. "P1", a wholly owned subsidiary of SunnComm International, Inc. "SunnComm", "Digital Content Cloaking Technology(TM)", known as MediaCloQ or MediaMaker ("P1 Technology"), which is a set of methodologies that are designed to work together to thwart illegal copying or ripping of optical media that complies to IEC 90608 Redbook standards. Each of the methodologies used is meant to work toward defeating the various software products currently available on the market today that are used for the purpose of making illegal copies of CDs or of individual audio tracks. The Assets include, but are not limited to, P1`s proprietary property which includes all English and foreign language, all commercial and non-commercial, and all present and future versions thereof, and all required and/or relevant P1 Documentation, Intellectual Property Rights and other proprietary rights therein, and Derivatives thereof that is required and/or relevant to the development of current and future versions. The Company issued 23,837,710 restricted common shares to P1 for the P1 Technology resulting in a change of control of the Company. The P1 Technology was recorded by the Company at P1's cost.

At December 31, 2003, the Company impaired all of its MediaCloQ technology for $674,629 because it determined that it could not be sold due to its inability to work on all DVD players.

On January 28, 2004 the Company entered into a binding Memorandum of Understanding, "MOU", with DarkNoise Technologies Limited, a United Kingdom company, "DarkNoise". Under the terms of the MOU, Quiet Tiger will acquire all of DarkNoise and its technologies for $150,000 US in cash and a minimum of 10,000,000 restricted common shares of Quiet Tiger, Inc. The Company paid a total of $70,000 in cash to DarkNoise and incurred $30,000 of consulting fees pertaining to the potential acquisition.

On March 18, 2005, the Company reached a definitive agreement with DarkNoise to transfer only intellectual property and select equipment including inventions, pending patents, research and development and property relating to current joint development initiatives as consideration for the $70,000 previously advanced. Quiet Tiger plans to further develop the technology in order to ensure effectiveness and compatibility with MediaMax. The company intends to share the research and development to date and the intellectual property with SunnComm and one of its strategic technology partners in the academic community, which specializes in audio processing and music engineering. It is anticipated that this methodology could yield substantial incremental levels of protection within the current MediaMax technology.

Once developed and integrated, the Agreement requires the Company to undertake sales and marketing of the product. DarkNoise will receive a 25% royalty on the incremental net revenues generated by the inclusion of the technology with the product or products being marketed by the Company at that time.

On March 4, 2004, the Company acquired an Exclusive Marketing Agreement from SunnComm, which gives the Company the exclusive worldwide marketing rights for SunnComm's optical media enhancement and control technologies. The Agreement shall remain exclusive so long as the Company pays SunnComm $138,000 per month to be applied against current and future royalties owed SunnComm, and a monthly administrative support fee of Twelve Thousand Dollars ($12,000).

On December 31, 2004, the Company completely impaired its floppy disk burnishing equipment after having impaired its value $900,000 at December 31, 2003.

On February 18, 2005 the Company received approval from a majority of its shareholders to change its name to MediaMax Technology Corporation. The Company anticipates the name change becoming effective during the first week in April 2005.


b. BUSINESS OF QUIET TIGER INC.

Industry Background

Quiet Tiger is in the business of providing copy control technology to the music and entertainment industry. This industry is generally unpopular with consumers because of their current ability to make inexpensive unauthorized copies of entertainment music, video and software. The proliferation of illicit copying has resulted in perhaps billions of dollars of lost revenues for industry-wide content owners. Data available from the Motion Picture Association of America estimates that the U.S. motion picture industry lost in excess of $3.5 billion in 2003 due to packaged media piracy. One out of every three music CDs purchased during 2003 were pirated products, according to International Federation of the Phonographic Industry ("IFPI") (http://www.ifpi.org/site-content/library /piracy2004.pdf). This is a huge number considering that there were more than
2.4  billion  audio  CDs  sold   worldwide  in  2003,   according  to  the  IFPI
(http://www.ifpi.org/site-content/statistics/worldsales.html).        Meanwhile,
recordable CDs outsold prerecorded music CDs by more than 2 to 1. Huge song-swapping services that trade in pirated music such as KaZaa have reported as many as 218 million users. In addition, the International Intellectual
Property Alliance estimated that copyright piracy, not including Internet piracy, around the world inflicts $20-$22 billion in annual losses to the U.S. copyright industries. As technology has becomes more advanced and efficient, illegal copying activity has increased because of its ease and simplicity.

The music industry is evaluating strategies to stop the recurring annual declining sales, including CD copy protection and digital rights management technologies that would prevent the copying of music CDs to a PC or CD-R device, or downloading from peer-to-peer networks. The dilemma for the music industry has been to determine if the protection on the CD should override its playability. Since 2000, many developers, including SunnComm, believed that protection was more important than playability. Through trial and error, developers of copy control technologies have determined that guaranteed playability can only happen when the copy control technology is compliant with the CD Redbook Standard. This Standard is what all playback devices (i.e., CD players, DVD players and computers) conform to in order to playback CD's.


Principal Products or Services and their Markets

The primary markets for MediaMax are all major and independent record companies along with their artists which may be concerned over lost revenues to illegal copying. Other markets include CD manufacturers, CD duplicators and music mastering studios. Record industry estimates that over 2.4 billion music CD's are sold annually worldwide.

The Company has an Exclusive Distribution Agreement with SunnComm to distribute, market, advertise, and sublicense all of the SunnComm products throughout the world. The SunnComm product that the Company is currently marketing is a content protection control technology called MediaMax. SunnComm currently has an agreement with several major record labels and CD manufacturers to provide the MediaMax product upon their demand.

SunnComm contracted with the Company for its marketing service because it believed it would be cost efficient for marketing experts to devote their full-time efforts in selling their product and informing SunnComm of what the users are demanding. This also enables SunnComm to be focused on continuing their research and development of future products and upgrades for the marketplace.

Quiet Tiger and its record label customers believe that the use of MediaMax can help stem the casual and illegal copying of recorded CD music. MediaMax provides cross-platform playability, security and an enhanced visual and listening experience for PC and Mac users. The technology is based on a two session CD wherein the first session is made up of CD-A Redbook audio files and the second session supports a versatile multimedia user interface and the mechanism for installing the software. This technology combines proprietary software components, which are installed on the computer along with special markings stored on the CD.

The MediaMax License Management Technology, "LMT", provides a security platform that is able to monitor and control activity on all CD/DVD drives or burners when it determines that content protection could be compromised. The software is designed to be completely invisible to users, programs and system components. CDs created with the LMT are 100% compatible with standard audio CDs; therefore, playability on any regular CD or DVD device is assured.

In order to identify a Licensee Copy Controlled Disc, the LMT Software identifies certain markers on the disc concerned. Each marker contains multiple values. Values are based on the contents of the disc concerned and encoded using a proprietary algorithm. Only if the proper values are found, is the disc considered SunnComm protected. To prevent detection issues in the event the disc concerned is scratched, several different markers are stored on different locations of the disc. The disc will be identified if at least one marker has all the proper values. To prevent circumventing the protection using publicized hacks such as a "magic-marker" on the second session and other similar workarounds, all markers are stored very close to, but not part of, the protected audio contents. A user's attempt to mask the markers will most certainly be a difficult task and may cause the user to mask a part of the audio with it. Whether the markers will be copied or not depends on the ripper program and copy mode used. However, since the audio on the copy will already be scrambled, the presence and detection of the markers are no longer a priority.

When the disc is inserted, the auto launch feature will activate the MediaMax program on the second session. Depending on the DRM license implementation, this program is either activated directly or through another program. The program first determines if the LMT Software controls are installed on the computer. If not, or if the disc concerned contains a newer version, it will copy the controls from the disc concerned and will install same. The LMT Software controls consist of two dynamic link libraries. The controls are used by the MediaMax application.

Whenever the second session software is executed, the LMT Software controls will first determine if the content protection device driver is installed on the system. If not, it will extract it from the main LMT Software into a separate file and install it as a standard Windows device driver.

The driver first locates all CDROM devices installed on the computer. Then it polls each device to determine if a new disc has been inserted. If so, it reads various elements of the disc to determine if it is a MediaMax protected disc. It is important to note that the driver is completely idle (without any chance to affect the computer or CD/DVD drives), unless an actual MediaMax disc has been detected. Once detected, the driver will insert itself into the communication stream for that drive to prevent any non-authorized activities. While allowing the computer to access the second session and associated content without any limitations, the driver will interfere when applications try to access the first session only.

When the driver detects that the MediaMax disc is ejected, it will remove itself from the communication stream for that drive and switch back to the polling mode. Several enhancements have been implemented to make it very difficult to locate and/or remove the device drivers.

A MediaMax feature called MusicMail allows the owner of an originally purchased MediaMax protected CD to share music with friends and family in an authorized environment. The owner can invite friends to download songs by using MusicMail to create and send email messages. The friends can then download the songs by clicking on the links included in the message. The embedded DRM technology will allow the friends to play the song for a limited amount of time or plays.

Another proprietary feature known as On-the-Fly Technology(TM) provides the consumer with a legal method of making licensed duplicate copies of the CD music they purchase without the need to include a 2nd set of songs on the CD in a protected format. Whenever the consumer requests, the selected songs are encoded straight from the original CD-A Redbook audio to a protected DRM format that can be saved directly to the computer's hard drive. MediaMax also includes SecureBurn(TM) - SunnComm's new technology that inhibits copying a backup copy of a MediaMax CD.

The obvious customer base for copy protection technology is comprised of the four major music labels (i.e., Sony BMG, EMI, Universal Music Group and Warner) and numerous independent labels, which collectively sell approximately 2.3 billion CD's annually. A market also exists for copy protecting music at music studios where music is originally recorded as well as pre-release CD's which are promotional copies sent to music stations and music promoters.

SunnComm believes that today's market prefers playability over protection which its MediaMax technology provides because it is compliant with the CD Redbook Standard.


Product Status and Distribution Methods

In May 2002, the Company acquired the MediaCloQ technology from SunnComm. MediaCloQ was designed by prioritizing security over playability, which resulted in it not complying with the CD Redbook Standard.

During 2002 and 2003, the Company purposely kept MediaCloQ off the market until it was able to define a marketing plan. It anticipated a plan that could involve selling MediaCloQ in conjunction with MediaMax or establishing a marketing team to sell MediaCloQ as a stand-alone product. During the fourth quarter of 2003, it determined from its discussions with major record labels that they believed the MediaMax technology would address their needs with some enhancements and that there was no identifiable market for MediaCloQ. The primary basis for their decision was that it was not compliant with the CD Redbook Standard, which could result in class action consumer lawsuits in the USA.

As a result of the discussions, the Company completely impaired MediaCloQ during the fourth quarter of 2003 and entered into an Exclusive Distribution Agreement for MediaMax during the first quarter of 2004.

The Company believes that MediaMax is currently marketable and has been enhanced to meet specific demands of significant customers. A licensing agreement is already in place with several major record labels as well as independent record labels for the MediaMax technology and is generating modest revenues without significant consumer complaints. In 2004 two commercial CD releases containing the MediaMax technology sold in excess of one million and two million copies, respectively, becoming Platinum and Double-Platinum selling albums.

In conjunction with the Exclusive Distribution Agreement, the Company hired William H. Whitmore, Jr. to be its Chief Executive Officer and to plan and implement a Marketing Strategy for MediaMax. Prior to being hired by the Company, Mr. Whitmore was the President of SunnComm and was responsible for marketing its products.

MediaMax currently has licensing agreements in place with international CD manufacturers for the music industry. The agreements give these manufacturers the right to manufacture, distribute, sell, retain and permit their facilities to license the MediaMax technology to fulfill their customers' orders. It also is under a software licensing agreement with a company that believes it can sell MediaMax concurrently with its anti-CD burning technology. These agreements along with licensing agreements with two of the four major record labels and several independent record labels effectively provide distribution for the MediaMax technology.

Competition

The most significant competitor known to SunnComm and the Registrant for copy protection of music is Macrovision Corporation. Macrovision is a large conglomerate with approximately $418 million in assets of which $212 million are current assets. A large part of its business involves copy protection of computer software, videos, music and pay per view satellite and cable broadcasts. The Music Technology group generated approximately $4.6 million in revenue during 2003.

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

Macrovision claims the CDS-100, CDS-200 and CDS-300 solutions have been used on over 400 million music CDs worldwide through 2004. Of the total number of copy protected CDs produced worldwide, approximately 60% were distributed in the Asia Pacific region (principally Japan), 35% in Western Europe, and 5% in North America, South America, and the rest of the world combined. The CDS-300 product was released in January 2004 and currently is being tested by major music labels. Macrovision's method of competition for protecting music CDs commenced by combining technologies that are the subject of patents developed internally, patents acquired from Midbar Tech (1998) Ltd. in November 2002 and patents acquired from TTR Technologies, Inc. in May 2003.

In January 2003, Microsoft announced the release of its WMDST with a second session DRM solution that can be deployed independent of Macrovision's solutions. The announcement included SunnComm as the first company to integrate a third party music CD copy protection technology with Microsoft's WMDST. We believe that SunnComm uses technology that is competitive with Macrovision's CDS-100, CDS-200 and CDS-300 technologies.

SunnComm proved its competitive position during May 2003 when it entered into a copy control technology agreement with one of the five (at the time) largest record companies to license its copy-control technology for releases in the U.S.A. and internationally. That competitive position was further strengthened in November 2004 when SunnComm entered into a copy control technology agreement with a second of the current four (Sony & BMG merged) largest record companies to license its copy control technology for releases in the U.S.A. and internationally. The company also has copy control licensing agreements in place with many independent record labels including one of the largest in the U.S.

SunnComm's method of competition is to provide a copy control technology that does not interfere with the music on the protected CD and is compliant with the CD Redbook Standard. This method differs from its competitors, which try to create more effective copy control technologies by affecting the music on the protected CD.


Suppliers and Customers

The Company does not require raw materials for the creation of its intellectual property and plans of acquisition.

During February 2004, the Company entered into an exclusive marketing agreement with SunnComm to license its audio copy management and protection technologies. The Company plans to continue marketing to independent labels which, if successful, will minimize dependence on a few major customers. The Company estimates that the independent labels comprise approximately one-fourth of the entire copy protection market.


Patents and Trademarks

The Company owns the following trade names registered with the US Patent Office:

     1.   MediaMax
     2.   MediaMax Technology
     3.   MediaMax Technologies

Government Regulations

There are no current government regulations or environmental compliance issues affecting the Company's business at its current stage of development.

During June 2002, SunnComm's President, Peter Jacobs, was invited to appear before the U.S. House of Representatives Oversight Subcommittee on Digital
Rights Management. Mr. Jacobs delivered a summary of SunnComm's opinion on protecting digital intellectual property rights, which can be viewed at www.sunncommm.com

The Company believes that it will have continuing opportunities to present its opinions for copy control technologies to the U.S. House of Representatives.


Research and Development

The Company does not conduct research and development on audio copy management and protection technologies. In the event that it acquires a technology which may need further research and development work, it plans to contract such work with SunnComm or other research facilities, which are active in research and development in audio copy management and protection technologies.


Employees

As of the date of this report, the Company had two full-time employees involved in the sales of MediaMax and one part time employee.

c. NARRATIVE DESCRIPTION OF FLOPPY DISK EQUIPMENT

On January 8, 2001, the Company acquired plant, equipment and other assets, including specialized disk refurbishing equipment, manufacturing set-ups, real estate lease, fixtures and related equipment and other property with an estimated fair value of at least $3.8 million from four independent sellers. In consideration for the acquisition of the assets, the Company issued 12,007,252 shares of its restricted common stock to the sellers. The equipment valuation was determined by a discounted cash flow of projected operating income using a maximum cost of funds of 20% per annum. This was further supported by an independent expert's valuation opinion of the replacement value of the equipment. In determining the amount of Company's consideration for the assets, the parties estimated the present fair market value of all such assets to be equivalent to approximately $.32 per share issued.

During 2001, the Company was unable to attract profitable orders along with the capital necessary to put the disk refurbishing plant into a profitable operation. A customized special order was processed during the fourth quarter of 2001 generating $56,094 of gross revenue.

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

During the fourth quarter of 2004, the Company continued to seek interested buyers for the equipment and completely impaired the value of its floppy disk burnishing equipment.


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


ITEM 2. DESCRIPTION OF PROPERTY

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

Title to Properties

Media Production Equipment

The media production equipment and assets acquired by the Company during January 2001 constitute all of the real, personal, intangible and intellectual property necessary for the Company to engage in the 3.5 inch Micro Floppy Disk finish refurbishing business.


ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter. On March 2, 2005, the Company electronically filed a definitive information statement on
Schedule 14C with the Securities and Exchange Commission about a majority of the shareholders approving the changing of the Company's name to MediaMax Technology Corporation.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. Market Information

On April 25, 2002, the Company received a trading symbol (FNEY) and began trading on May 14, 2002 on the OTC Bulletin Board. On approximately February 20, 2003 the trading symbol of the Registrant was changed to QTIG. The following table sets forth, for the periods indicated, the reported high and low split adjusted closing prices for our common stock.


            2003                   High         Low
            First Quarter          $.09        $.01
            Second Quarter         $.02        $.01
            Third Quarter          $.02        $.01
            Fourth Quarter         $.06        $.01

            2004                   High         Low
            First Quarter          $.14        $.03
            Second Quarter         $.14        $.07
            Third Quarter          $.12        $.05
            Fourth Quarter         $.09        $.04

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


b. Holders

As of February 18, 2005, the Company had 182,594,325 shares of common stock outstanding, held by 959 stockholders of record.


c. Dividends

The Company has never declared or paid cash dividends on its common stock and anticipates that future earnings, if any, will be retained for development of its business.

d. Securities Authorized for Issuance under Equity Compensation Plans

------------------------ ------------------------------- -------------------------------- -----------------------------------
Plan Category              Number of securities to be       Weighted-average exercise       Number of securities remaining
                            issued upon exercise of       price of outstanding options,     available for future issuance
                         outstanding options, warrants            warrants and             under equity compensation plans
                                      and                            rights                (excluding securities reflected
                                     rights                            (b)                            in column (a))
                                      (a)                                                                (c)
------------------------ ------------------------------- -------------------------------- -----------------------------------
Equity compensation                    --                              --                                 --
plans approved by
security shareholders
------------------------ ------------------------------- -------------------------------- -----------------------------------
Equity compensation                293,662                            $0.25                             330,091
plans not approved by
security shareholders
------------------------ ------------------------------- -------------------------------- -----------------------------------
Total                              293,662                            $0.25                             330,091
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


e. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

All securities sold in the past three years have been reported in previous quarterly filings on Form 10-QSB and annual filings on Form 10-KSB. The Company did not sell any of its securities during the fourth quarter of 2004.

During the first quarter of 2005, the Company issued the following securities:

On January 18, 2005, the Company issued 400,000 unrestricted common shares under its Year 2004 Employees and Consultants Stock Compensation Plan at a market value of $.035 per share to a consultant for legal consulting pertaining to acquisitions.

On January 28, 2005, the Company issued 300,000 unrestricted common shares under its Year 2004 Employees and Consultants Stock Compensation Plan at a market value of $.035 per share to a consultant for additional legal consulting pertaining to acquisitions.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

In the following discussion we are providing an analysis of our financial condition and the Plan of Operation during the next twelve months. This discussion should be read in conjunction with our financial statements and the notes thereto. Certain matters discussed below are based on potential future circumstances and developments, which we anticipate or expect, but which cannot be assured. Such forward-looking statements include, but are not limited to, our plans to acquire additional copy protection technology systems from SunnComm and establish a marketing team and customer support center for those products. We are seeking a buyer for the floppy disk production equipment but do not have a specific plan of liquidation as of the date of this report. We also will continue to search for potential acquisitions that are revenue generating that we believe could enhance their profitability if we were involved in the management of their operation. The actual results which we achieve in our operations could differ materially from the matters discussed in the forward-looking statements.

a. Overview

The Company did not generate any revenue during the year ended 2003, but generated $105,972 in licensing revenues during 2004 from marketing the MediaMax product of SunnComm. The Company acquired the right to market the MediaMax product through an Exclusive Marketing Agreement with SunnComm that it entered into during March 2004.

At December 31, 2003, the Company impaired all of its MediaCloQ technology for $674,629 due to the determination that it could not be sold due to its inability to work on all DVD players. It also impaired its floppy disk burnishing equipment $900,000; thus reducing its value to $100,000 that it estimated was the market value of the equipment.

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

On March 18, 2005, the Company completed a Definitive Agreement for the acquisition of the intellectual property of DarkNoise. DarkNoise's technology inserts data into digital audio files that is inaudible as long as the file is played as is but will produce very audible distortion in the resulting output of an MP3 or other unsecured file sharing format. Quiet Tiger plans to further develop the technology in order to ensure effectiveness and compatibility with

MediaMax. The company intends to share the research and development to date and the intellectual property with SunnComm and one of its strategic technology partners in the academic community, which specializes in audio processing and music engineering. It is anticipated that this methodology could yield substantial incremental levels of protection within the current MediaMax technology.

MediaMax technology enables record labels, artists, CD replicators and duplicators as well as online music providers to protect, enhance and manage their music assets. This is achieved by adding layers of copy management and enhancement technologies to the CD or electronically delivered files. This results in limiting the unauthorized uploading and copying of original music while, at the same time, allowing those purchasing SunnComm protected media to legally play, move and share the music using Secure Burn, MusicMail and On-the-Fly Technology functionality. MediaMax allows CD buyers to make authorized copies of music on their computer or to make a copy of the original CD for their own personal use. They are also able to listen to the music on their PCs or transfer the content to portable listening devices. All of these features are available through SunnComm's secure proprietary multimedia user interface.

DarkNoise's technology inserts data into digital audio files that is inaudible as long as the file is played as is. But the nature of the inserted data is such that most types of conversion or compression, as happens when ripping a song to MP3 or other unsecured file sharing formats, will cause it to produce very audible distortion in the resulting output. It's analogous to certain ink techniques for printed documents that are nearly invisible but become highly visible on photocopies of the document, thereby making it clear that the document is not an original. It is anticipated that the acquisition and further development of this technology can lead to a seamless integration with MediaMax.

On February 23, 2005, Quiet Tiger reached an agreement with Top Hits Entertainment and Mediaport Entertainment to include MediaMax content protection and enhancement technology within specialized unmanned music vending machines to be installed in retail locations throughout the U.S. The partnership will provide customers with an extensive content choice via an unmanned, automated point-of-sale kiosk. The patent pending process allows music buyers to purchase full-length music CDs, create their own labeled compilation CDs or download entire albums or specific tracks to a portable music player.

Vended CDs will contain MediaMax content management and enhancement technology, which provides additional bonus content including advertising and marketing opportunities. A unique component of the technology allows identification and protection at the track level, respecting the individual content management requirements of various major and independent record labels on a track-by-track basis. The partners are in the final stages of approval for pilot programs with major retail organizations. The Company anticipates implementation of these programs during 2005.


b. Marketing Strategy and Employees

The Company's plan of operation for the year 2005 is to market MediaMax and acquire compatible copy protection technology that could enhance the marketability of MediaMax. The Company currently has two full time employees, William H. Whitmore, Jr. as its Chief Executive Officer and Scott Stoegbauer as its Vice President of Sales and Marketing. Additional employees may be hired as needed during 2005, possibly in the areas of outside sales and/or sales administration. Administrative assistance is provided by SunnComm in addition to the services of Albert Golusin who serves as a part-time Chief Financial Officer.

In the event the DarkNoise intellectual property is developed and integrated, the Company will undertake sales and marketing of the product. DarkNoise will receive a 25% royalty on the incremental net revenues generated by the inclusion of the technology with the product or products being marketed by the Company at that time. Technologies similar to DarkNoise will constantly be explored and integrated into the product line if they have merit and make sense.

The Company believes that MediaMax is currently marketable and has been enhanced to meet specific demands of significant customers. A licensing agreement is already in place with several major record labels as well as independent record labels for the MediaMax technology and is generating modest revenues without significant consumer complaints. During 2004 there were two commercial CD releases containing the MediaMax technology that sold in excess of one million and two million copies, respectively, which became Platinum and Double-Platinum selling albums.

In conjunction with the Exclusive Distribution Agreement, the Company hired William H. Whitmore, Jr. to be its Chief Executive Officer and to plan and implement a Marketing Strategy for MediaMax. Prior to being hired by the Company, Mr. Whitmore was the President of SunnComm and was responsible for marketing its products.

MediaMax currently has licensing agreements in place with international CD manufacturers for the music industry. The agreements give these manufacturers the right to manufacture, distribute, sell, retain and permit their facilities to license the MediaMax technology to fulfill their customers' orders. It also is under a software licensing agreement with a company that believes it can sell MediaMax concurrently with its anti-CD burning technology. These agreements along with licensing agreements with two of the four major record labels and several independent record labels effectively provide distribution for the MediaMax technology.


c. Research and Development

The Company does not currently conduct research and development activities. The Company plans to incur expenditures for integrating the DarkNoise technology with MediaMax and work closely with SunnComm to integrate the two technologies. A estimated budget for the project has not yet been determined.

d. Commitments for Capital Expenditures

The company does not currently have any contractual commitments other than to pay SunnComm advance royalty payments of $138,000 a month to maintain its exclusive marketing agreement and $12,000 a month for administrative support.

The Company plans to incur expenditures for integrating the DarkNoise technology with MediaMax and work closely with SunnComm to integrate the two technologies. An estimated budget for the project has not yet been determined. Once developed and integrated, the Agreement requires the Company to undertake sales and marketing of the product. DarkNoise will receive a 25% royalty on the incremental net revenues generated by the inclusion of the technology with the product or products being marketed by the Company at that time.

In the event that the sale of the floppy disk refurbishing equipment and operating revenues are insufficient to fund the Company's continuing obligations, it will need to raise cash through the sale of its securities through additional private financings as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available when we need them, we may be required to curtail our operations. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements needed to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial condition and could severely threaten our ability as a going concern.

e. Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.


ITEM 7. FINANCIAL STATEMENTS

We are filing the financial statements and notes to financial statements with this annual report. These reports may be found following Item 14 in Part III of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective March 5, 2004, the client-auditor relationship between the Company and James C. Marshall, CPA, P.C. ("Marshall") ceased as the board of directors of the Company approved and accepted their resignation. On that date, the Company engaged Semple & Cooper, LLP, ("Semple") as its principal independent principal accountant and engaged them to audit the balance sheet of the Company as of December 31, 2003 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the year ended December 31, 2003. Marshall had served as the Company's principal independent accountant since February 1, 2001 and did not audit the Company's financial statements for the two most recent fiscal years ended December 31, 2004.

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

In connection with the audit of the Company's fiscal years ending December 31, 2002 and any later interim period, including the interim period up to and including the date the relationship with Marshall ceased, there had been no disagreements with Marshall on any matters of accounting principles or practices, financial statement disclosure of auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Marshall would have caused Marshall to make reference to the subject matter of the disagreement(s) in connection with its report on the Company's financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - continued

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

b) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. Each serves until the next annual meeting of stockholders.

Names of Executive                                  Date of        Date of
Officers and Directors    Age  Position             Appointment    Resignation
------------------------ ----  ----------           ------------- -------------

William H. Whitmore, Jr.   45  CEO & Director       May 3, 2002   April 10, 2003
                                                    Jan. 16, 2004       N/A

Albert A. Golusin (1)      50  Secretary,Treasurer, January 5, 2001     N/A
                                 and Director

Scott S. Stoegbauer        50  Vice President       March 3, 2004       N/A

Wade P. Carrigan (1),(2)   47  Director             May 3, 2002         N/A

(1)  Member of Audit Committee at December 31, 2002
(2) Mr. Carrigan became the C.E.O. on April 10, 2003 and resigned as C.E.O on January 16, 2004.

William H. Whitmore, Jr., has worked with SunnComm Technologies from January 2001 to the present. He previously served as Executive Vice President for Ekid Network, Inc., a media content company for children from September 1999 to January 2001. While in this position, Mr. Whitmore managed all aspects of administration, technical development and marketing for the company, which produced educational animated software that enabled children to use the Internet safely. Concurrently, he was the representative for the investment group that funded this project and numerous other business models. Mr. Whitmore managed an extensive portfolio that included restaurants, real estate and one-stop Internet ventures. Prior to joining Ekid Network, Mr. Whitmore was the Vice President of Operations for TCBG from 1977 to August 1999, a manufacturer and marketer of unique products for the children's beverage market. In his role as Vice President of Operations he worked closely with the production and marketing team managing all aspects of product development, purchasing and procurement, shipping and receiving, logistics, customer service and administration. On April 10, 2003 Mr. Whitmore resigned from the Company in order to devote his full time effort to SunnComm Technologies. On January 16, 2004, Mr. Whitmore became the Chief Executive Officer and joined the board of directors.

Albert A. Golusin has been a Certified Public Accountant since 1981. He worked with the public accounting firms of Grant Thornton & Company, C.P.A's and Kenneth Leventhal & Company, C.P.A.'s from 1979 through 1994. From 1985 to 1992, Mr. Golusin was the Controller of a public company called N-W Group, Inc. that later became Glenayre Electronics. He was responsible for managing a $40 million cash portfolio, managing the accounting department and preparing the financial statements for reporting to the Securities Commissions in the U.S.A. and Canada. From 1993 to the present, Mr. Golusin has consulted to publicly traded companies or companies preparing to become publicly traded. He received a B.S. in accounting from Brigham Young University in December 1978. He currently serves as the Chief Financial Officer and Director of SunnComm which publicly trades on the pink sheets under the symbol "SCMI.

Scott Stoegbauer became the Vice President of Sales and Marketing for the company during March 2004. Prior to joining the company he worked as an independent consultant designing, implementing and managing Internet/Intranet environments as well as consulting in technical marketing areas such as direct marketing, on-line advertising and on-line Internet marketing. He worked at Worldata in Boca Raton, Florida from 1990 through part of 2003. In 1994, as Vice President of Technology for the company, he developed and marketed some of the earliest and most innovative Internet and eCommerce marketing systems. He was subsequently promoted to a Senior Vice President where he helped create one of the first on-line marketing and sales organizations in the country.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal 2004. Based on stockholder filings with the SEC, SunnComm is subject to
Section 16(a) filing requirements.


CODE OF ETHICS

The Company has not adopted a Code of Ethics as of the date of this report. Resources and time necessary to adopt written standards reasonably designed to deter wrongdoing have not been available as of the date of this report. The Company plans to engage a consultant to assist in drafting of a Code of Ethics.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company for the three fiscal years ended December 31, 2002, 2003 and 2004 awarded, earned or paid to the chief executive officer at December 31, 2004 and all officers and directors, as a group.

Present officers and directors
------------------------------
                             Base                 Other Annual      Long Term
Name/Position               Salary     Bonus      Compensation      Compensation
------------------------ -----------  -------   -----------------   ------------

William H. Whitmore, Jr.
President, Director
2002                       - 0 - (1)   - 0 -          - 0 -              None
2003                       - 0 -       - 0 -       $ 16,500 (1),(2)      None
2004                     $141,346      - 0 -       $150,000 (2)          None

Scott Stoegbauer
Vice President - Sales
2004                     $ 73,846      - 0 -       $  4,000 (5)          None

Albert Golusin
C.F.O., Director
2002                       - 0 - (1)   - 0 -          - 0 -              None
2003                       - 0 -       - 0 -       $ 55,000 (1),(3)      None
2004                       - 0 - (1)   - 0 -       $120,000 (3)          None

Wade P. Carrigan
Director
2002                       - 0 - (1)   - 0 -          - 0 -              None
2003                       - 0 -       - 0 -       $ 54,375 (1)(4)       None
2004                       - 0 -       - 0 -       $ 60,000 (4)          None

     (1) All officers were not directly compensated by Quiet Tiger Inc. from June 15,2002 through December 31, 2002 as they were paid by SunnComm During the fourth quarter of 2002, Quiet Tiger agreed to a management agreement with SunnComm effective June 15, 2002. The agreement requires Quiet Tiger Inc. to pay SunnComm $25,000 a month for the part-time services of Mssrs. Jacobs, Whitmore and Golusin as well as general and administrative costs.
     (2) Includes 550,000 restricted shares issued at a deemed value of $16,500 for services rendered from January 1, 2003 to April 8, 2003. Stock compensation during 2004 consisted of 5,000,000 shares of restricted stock at a market value of $.03 per share.
     (3) Includes 1,833,333 restricted shares issued at a deemed value of $55,000 for services rendered from January 1, 2003 to November 30, 2003. Services provided by Mr. Golusin during December 2003 were paid for by SunnComm. Compensation during 2004 consisted of 4,000,000 shares of restricted stock at a market value of $.03 per share.
     (4) Includes 1,812,500 restricted shares issued at a deemed value of $54,375 for services rendered from April 9, 2003 to December 31, 2003. Compensation during 2004 consisted of 2,000,000 shares of restricted stock at a market value of $.03 per share.
     (5) Includes 50,000 restricted shares issued at a deemed value at $.08 per share.



ITEM 10. EXECUTIVE COMPENSATION - continued

Former officers and directors
-----------------------------
                                            Base                           Other Annual           Long Term
Name/Position                              Salary           Bonus          Compensation          Compensation
------------------                        --------          ------         -------------         ------------

John James Shebanow (6)
President
    2002                                  $13,728           - 0 -          $ 39,500 (5)                   None

Peter H. Jacobs (7)
President
    2002                                   - 0 -            - 0 -            - 0 -                        None
    2003                                   - 0 -            - 0 -          $ 20,625                       None

     (6) Mr. Shebanow received a total of 395,846 restricted common shares in May of 2002 for the value of his services performed during 2001 in the amount of $27,347 and 2002 in the amount of $39,500 that he elected to receive in the form of non-cash compensation.
     (7) Mr. Jacobs did not receive any compensation directly from the Company as he was paid directly by SunnComm Technologies, Inc, which accrued a total of $175,000 for overhead and salaries for two officers, and himself for the seven months ended December 31, 2002. From January 1, 2003 through April 8, 2003, he received 687,500 restricted common shares at a deemed value of $20,625. He resigned as the C.E.O. and a director on April 9, 2003.

Officers and Directors
As a Group
----------------------
                           Base                Other Annual        Long Term
Name/Position             Salary       Bonus   Compensation      Compensation
------------------       --------     ------  -------------      ------------

   2002                  $ 13,728      - 0 -      $  67,000 (8)          None
   2003                     - 0 -      - 0 -      $ 146,500 (9)          None
   2004                  $215,192      - 0 -      $ 334,000(10)          None

     (8) Includes 393,423 restricted common shares issued to two directors, one of which was an officer, in satisfaction of $67,000 in compensation or reimbursements owed to them.
     (9) Includes 11,050,000 restricted shares issued at a deemed value of $334,000 for services rendered from January 1, 2004 to December 31, 2004.
     (10) Includes 4,883,333 restricted shares issued at a deemed value of $146,500 for services rendered from January 1, 2003 to December 31, 2003.


Employment Contracts

Currently, the Company has no employment contacts with any of its employees, officers or directors.

Management Agreement

During the fourth quarter of 2002, Quiet Tiger agreed to a management agreement with SunnComm effective June 15, 2002. This agreement required Quiet Tiger to pay SunnComm $25,000 a month for the part-time services of Mssrs. Jacobs, Whitmore and Golusin as well as general and administrative costs. The agreement was cancelled at December 31, 2002.

The agreement was revised during March 2004 whereby Whitmore became the CEO of Quiet Tiger Inc. and was directly compensated by the company. Golusin and Jacobs continued to provide administrative and accounting services with the SunnComm accounting staff for which the company was charged $18,000 a month.


Options granted
---------------
Options granted to directors and officers during 2004

                            Individual Option Grants
                      For the year ended December 31, 2004

                        Shares
                      Underlying       % of Total     Exercise    Expiration
                       Options      Options granted     Price         Date
      Name             Granted       to employees
------------------ -------------- ------------------ ----------- ---------------

Scott Stoegbauer       250,000           85.1%          $0.20       10/30/2007


Option Values at December 31, 2004
----------------------------------
The value of all outstanding options to directors and officers at December 31, 2004

                      Value of Options at December 31, 2004
                     Aggregate Fiscal Year End Option Values

                                                Shares           Value of
                                              Underlying       Unexercised
                      Shares       Value     Unexercised      in-the-money
                   Acquired on   Realized     Options at       Options at
     Name           Exercise                Dec. 31, 2004    Dec. 31, 2004
----------------- ------------ ----------- --------------- -----------------

Albert Golusin          0           $0          43,663           $0
Scott Stoegbauer        0           $0         249,999           $0
                  ------------ ----------- --------------- -----------------
                        0           $0          293,662          $0
                  ============ =========== =============== ==================


Stock Option Plan

The Company has adopted its 1997  Statutory and  Non-Statutory  Incentive  Stock
Option Plan ("Plan") which authorizes the Company to grant incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, and to grant nonstatutory stock options. The Plan relates to a total of 623,756 shares of common stock. Options relating to 293,663 shares have been issued and are outstanding and all are presently exercisable at strike prices ranging from $.20 per share to $.56 per share. No options were granted during 2003. The outstanding options must be exercised within 10 years from the date of grant and no later than three months after termination of employment or service as a director, except that any optionee who is unable to continue employment or service as a director due to total and permanent disability may exercise such options within one year of termination and the options of an optionee who is employed or disabled and who dies must be exercised within one year after the date of death.

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


Compensation of Directors

During 2004, Mr. Carrigan received 2,000,000 restricted common shares valued at $.03 per share for audit committee work pertaining to controls and procedures being established.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 18, 2005, certain information with respect to the beneficial ownership of the Company's common stock by (i) each director and officer of the Company, (ii) each person known to the Company to be the beneficial owner of 5% or more of the outstanding shares of common stock, with such person's address, and (iii) all of the directors and executive officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.


Name of Beneficial Owner                   Shares beneficially
or Name of Officer or Director                   Owned (1)         Percent
------------------------------------------ -------------------     -------

William H. Whitmore, Jr., CEO                    4,106,000            2.1
668 N. 44th Street, Suite 233
Phoenix, AZ. 85008

Albert A. Golusin, Secretary and Treasurer       6,734,341 (2)        3.7
668 N. 44th Street, Suite 233
Phoenix, AZ. 85008

Scott Stoegbauer, V.P. Sales & Marketing           318,666 (3)        0.2
668 N. 44th Street, Suite 233
Phoenix, AZ. 85008

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - continued

Name of Beneficial Owner                   Shares beneficially
or Name of Officer or Director                   Owned (1)         Percent
------------------------------------------ -------------------     -------

Wade P. Carrigan, Director                       6,131,415            3.4
P.O. Box 1908
Gilbert, AZ. 85299

SunnComm                                        78,661,199 (4)       43.0
668 N. 44th Street, Suite 248
Phoenix, AZ. 85008

JTM Investments l, L.P.                         13,395,476 (5)        7.3
2213 Midvale Terrace
Henderson, NV. 89074


All officers and directors as a
group (4 persons)                               17,290,422 (6)        9.5

     1. All securities are owned directly and beneficially unless otherwise noted. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of February 18, 2005 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity.

     2.   Includes   43,663   shares  of  common  stock   underlying   presently
          exercisable options.

     3.   Includes   249,999  shares  of  common  stock   underlying   presently
          exercisable options.

     4. Amounts shown include shares held by Project 1000, Inc. which is a wholly owned subsidiary and shares personally owned by the directors of SunnComm, excluding Mr. Golusin.

     5.   Includes   500,000  shares  of  common  stock   underlying   presently
          exercisable warrants.

     6.   Includes   293,662  shares  of  common  stock   underlying   presently
          exercisable options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During 2003, SunnComm paid general and administrative expenses on behalf of the Company in the amount of $56,786. At December 31, 2003, the Company owed SunnComm $139,199.

At December 31, 2003, the Company owed $146,500 in compensation expense for services provided by its officers during 2003. On February 2, 2004, the Company paid the $146,500 due to officers by issuing 4,883,333 restricted common shares to them.

On January 30, 2004, the Company issued 11,000,000 restricted common shares to its three directors, two of which were officers, for services to be rendered during 2004 at a deemed value of $82,500. All services were rendered as of December 31, 2004.

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

On March 4, 2004 the written consent, of a majority of disinterested outstanding common shares of record at February 4, 2004 of Quiet Tiger, became effective to approve the issuance of 10,152,704 restricted common shares valued by the Company at $.03 per share to SunnComm, "SunnComm", for $304,581 of debt incurred for cash advances and administrative and overhead expenses charged to the Company and to approve the issuance of 64,000,000 restricted common shares valued by the Company at $.03 per share for a total consideration of $1,920,000 to SunnComm and the assumption of a $108,860 outstanding debt due to a consultant for an Exclusive Marketing Agreement with its commercial copy protection technology on CD's and all of its continuing upgrades. The Agreement provides the Company with 40% of the revenues derived from all existing licensing agreements held by SunnComm for the technology and requires Quiet Tiger to advance $138,000 a month against future royalties and an additional $12,000 for services being provided by SunnComm. The first such payment was made on March 31, 2004. Once annual gross revenues of $3,600,000 are achieved, the Company will receive 50% of all revenues derived from licensing agreements. The Exclusive Marketing Agreement gives the Company the exclusive marketing rights for SunnComm's optical media enhancement and control technologies. Under the terms of the Exclusive Marketing Agreement, the Company must pay for all of its sales and marketing costs and SunnComm must pay for all of its development and upgrade costs. SunnComm also agreed to indemnify the Company against consumer complaints and product related litigation.

During the year ended December 31, 2004, the Company paid $18,000 a month for ten months to SunnComm for administrative and accounting services. The agreement with SunnComm is on a month to month basis.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No. Description and Method of Filing
---------- -------------------------------------

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

10.1      Asset Purchase  Agreement with Project 1000, Inc. dated May 3, 2002 on
          Exhibit 10.1 (1)

10.2 Amendment # 1 to Asset Purchase Agreement with Project 1000, Inc. dated May 3, 2002 on Exhibit 10.2 (1)

10.3 Amendment # 2 to Asset Purchase Agreement with Project 1000, Inc. dated May 3, 2002 on Exhibit 10.3 (1)

10.4      Voting Agreement with Project 1000, Inc. dated May 3, 2002  on Exhibit
          10.4 (1)

10.5 Exclusive Marketing Agreement with SunnComm incorporated by reference on Form 8-K filed March 12, 2004.

16.1 Letter on Change in Certifying Accountant incorporated by reference on Form 8-K filed March 12, 2004.

22.1 Shareholder Consent of disinterested shareholders for transactions with SunnComm incorporated by reference on Form 14C filed February 5, 2004.

22.2 Shareholder Consent of majority shareholders for changing of the Company's name incorporated by reference on Form 14C filed March 2, 2005.
(1) Incorporated by reference on Form 8-K dated May 7, 2002.

(b)  Reports filed on Form 8-K for the three months ended December 31, 2004.

The Company did not file any Form 8-K releases during the three months ended December 31, 2004.

The Company announced entering into a definitive agreement with DarkNoise Technology on Form 8-K on March 18, 2005.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

James C. Marshall C.P.A., P.C.,"Marshall", was the Company's independent auditor for the year ended December 31, 2002 and reviewed the quarterly financial statements for the first three quarters during 2003. Marshall performed the services listed below and was paid the fees listed below.

AUDIT FEES

Semple & Cooper billed aggregate fees of approximately $15,000 for the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for each of the three quarters ended September 30, 2004 and approximately $15,000 for the audit for year ended December 31, 2003 and review of the Company's annual report filed on Form 10-KSB for the year ended December 31, 2003.

TAX FEES

James C. Marshall, P.C. billed $600 for the preparation of its tax returns for the year ended December 31,2003. Marshall did not provide any services pertaining to tax advice or strategies.

ALL OTHER FEES

Semple & Cooper charged approximately $11,000 for consulting services during 2004.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                QUIET TIGER INC.


Date: March 21, 2005                         By /s/ William H. Whitmore, Jr.
     ---------------                      -------------------------------------
                                                    William H. Whitmore, Jr.
                                                    Chief Executive Officer


Date: March 21, 2005                         By /s/ Albert Golusin
      --------------                         ----------------------------------
                                                    Albert A. Golusin,
                                                    Principal Accounting Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 21, 2005                   By /s/ William H. Whitmore, Jr.
                                       -----------------------------------------
                                              William H. Whitmore, Jr.  Director

Date: March 21, 2005                    By /s/ Wade P. Carrigan
                                        ----------------------------------------
                                               Wade P. Carrigan  Director

Date: March 21, 2005                    By /s/ Albert Golusin
                                        ----------------------------------------
                                               Albert Golusin  Director

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

 Date: March 21, 2005

 /s/ William H. Whitmore
----------------------------
     William H. Whitmore
     Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2005

/s/ ALBERT A. GOLUSIN
---------------------------
    Albert A. Golusin
    Chief Financial Officer

                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2004


In connection with the Annual Report on Form 10-KSB of Quiet Tiger Inc., formerly known as Fan Energy Inc., for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), William H. Whitmore, Jr., Chief executive officer and Albert A. Golusin, chief financial officer, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.


                                    /s/William H. Whitmore, Jr.
                                   -----------------------------------
                              Name: William H. Whitmore, Jr.
                              Date: March 14, 2005


                                    /s/Albert A. Golusin
                                  ------------------------------------
                              Name: Albert A. Golusin
                              Date: March 14, 2005


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Corporation for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

FINANCIAL STATEMENT



                          INDEX TO FINANCIAL STATEMENTS

1. Financial Statements:
     Independent Auditor's Report .......................................... 37
     Balance Sheet  ........................................................ 38
     Statements of Operations  ............................................. 39
     Statement of Stockholders' ............................................ 40
     Statements of Cash Flows  ............................................. 41
     Notes to Financial Statements....................................... 42-61
2.  Schedules
     None

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Quiet Tiger, Inc.

We have audited the accompanying consolidated balance sheets of Quiet Tiger, Inc. and Subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quiet Tiger, Inc. and Subsidiary at December 31, 2004 and 2003, and the results of its operations, changes in stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certified Public Accounts

Phoenix, Arizona
March 28, 2005

                                QUIET TIGER, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004

                                     ASSETS

CURRENT ASSETS:
   Cash                                                         $    840
   Advances to affiliate                                         263,981
                                                   ---------------------
Total current assets                                             264,821

OTHER ASSETS:
   Furniture and equipment, net                                    6,580
   Investments                                                   100,000
   Financing fee                                                 250,000
   Exclusive marketing agreement, net                          1,724,531
   Deposits                                                       11,129
                                                   ---------------------
Total assets                                                  $2,357,061
                                                   =====================


LIABILITIES
CURRENT
  Accounts payable                                             $ 179,383
  Accrued interest payable                                           167
                                                   ---------------------
Total current liabilities                                        179,550

LONG TERM
  Convertible note payable                                        50,000

                                                   ---------------------
Total liabilities                                                229,550
                                                   ---------------------


STOCKHOLDERS' EQUITY

 Preferred stock, $.001 par value,
   50,000,000 shares authorized, none issued
Common stock, $.001 par value, 350,000,000 shares                181,894
   authorized, 181,894,325 issued and outstanding
Additional paid-in capital                                    11,413,922
Additional paid-in capital stock options                         100,500
Accumulated (deficit)                                         (9,568,805)
                                                   ---------------------
Total stockholders' equity                                     2,127,511
                                                   ---------------------

Total liabilities and stockholders' equity                    $2,357,061
                                                   =====================

       See accompanying notes to these consolidated financial statements.

                                QUIET TIGER, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 For the years ended
                                                      December 31,
                                             2004                   2003
                                    -----------------    -------------------
REVENUES
Licensing revenue                            $105,972                     $0
                                    -----------------    -------------------
Total Revenue                                 105,972                      0
                                    -----------------    -------------------


OPERATIING EXPENSES
Impairment on equipment                       100,000                900,000
Impairment on intellectual property                 0                674,629
General and administrative                  1,241,083                260,501
Interest expense                                  167                  4,751
Amortization and depreciation                 305,463                      0
                                    -----------------    -------------------
Total Operating Expenses                    1,646,713              1,839,881
                                    -----------------    -------------------

Net Loss                                  ($1,540,741)           ($1,839,881)
                                    =================    ===================


LOSS PER SHARE:
Basic and diluted loss per share               ($0.01)                ($0.03)
                                    =================    ===================


WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and diluted                       156,366,147             54,363,139
                                    =================    ===================


       See accompanying notes to these consolidated financial statements.

                                QUIET TIGER, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the years ended December 31, 2004 and 2003

                                                                    Paid-In         Stock        Accumulated
                                    Shares          Amount         Capital        Options        (Deficit)           Total
                              ----------------- ------------- ---------------- ------------- ----------------- ----------------
Balance at December 31, 2002         44,961,109       $44,961       $7,312,923      $100,500       ($6,188,183)      $1,270,201
Shares issued in private
placement for cash                      265,957           265            4,735                                            5,000
Shares issued for services           10,150,000        10,150           91,350                                          101,500
Rounding for forward split               55,712            57             (57)                                                0
Net (Loss) for the year ended
Dec. 31, 2003                                                                                       (1,839,881)      (1,839,881)
                              ----------------- ------------- ---------------- ------------- ----------------- ----------------
Balance at December 31, 2003         55,432,778       $55,433       $7,408,951      $100,500       ($8,028,064)       ($463,180)
                              ================= ============= ================ ============= ================= ================


Balance at December 31, 2003         55,432,778       $55,433       $7,408,951      $100,500       ($8,028,064)       ($463,180)
Shares issued in private
placement for cash, net              20,740,476        20,740          779,260                                          800,000
of costs
Shares issued for debt               17,337,738        17,338          510,094                                          527,432
Shares issued for exclusive
marketing agreement                  64,000,000        64,000        1,856,000                                        1,920,000
Shares issued for services           24,383,333        24,383          859,617                                          884,000
and fees
Net (Loss) for the year ended
December 31, 2004                                                                                   (1,540,741)      (1,540,741)
                              ----------------- ------------- ---------------- ------------- ----------------- ----------------
Balance at December 31, 2004        181,894,325      $181,894      $11,413,922      $100,500       ($9,568,805)      $2,127,511
                              ================= ============= ================ ============= ================= ================

       See accompanying notes to these consolidated financial statements.

                                QUIET TIGER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the years ended
                                                                                2004                2003
                                                                      ------------------ -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                    ($1,540,741)        ($1,839,881)
   Adjustments to reconcile net
     cash used by operations:
       Amortization and depreciation expense                                     305,463                   0
       Impairment of equipment                                                   100,000             900,000
       Impairment of intellectual property                                             0             674,629
       Common stock issued for services                                          604,000             101,500
       Common stock issued for payables                                           11,681                   0
Changes in assets and liabilities:
       (Increase)/decrease  in  deposits                                            (479)            (10,650)
       Increase/(decrease) in accounts payable                                    46,222             (59,626)
       Increase/(decrease) in net due to/from affiliates                        (273,599)            203,286
       Increase/(decrease) in accrued interest                                       167               1,582
                                                                      ------------------ -------------------
Net cash (used) by operating activities                                         (747,286)            (29,160)
                                                                      ------------------ -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment                                                           (7,714)                  0
Investment in DarkNoise Technologies                                             (70,000)                  0
Cash payment on assumed debt under exclusive marketing agreement                 (25,000)                  0
                                                                      ------------------ -------------------
Net cash (used) in investing activities                                         (102,714)                  0
                                                                      ------------------ -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                                               800,000               5,000
Proceeds from sale of convertible debenture                                       50,000              25,000
                                                                      ------------------ -------------------
Net cash provided by financing activities                                        850,000              30,000
                                                                      ------------------ -------------------

Net Increase (decrease) in cash                                                        0                 840
Cash at beginning of period                                                          840                   0
                                                                      ------------------ -------------------
Cash at end of period                                                               $840                $840
                                                                      ================== ===================

Interest expense                                                                    $167              $4,751

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of 64,000,000 common shares and assumption of                        $2,028,860                  $0
 $108,860 of debt for and exclusive  marketing agreement with
 SunnComm International Inc.

Payment of debenture and accrued interest for 886,073                            $26,582                  $0
 common shares

Payment of debt to affiliates for 16,305,653 common shares                      $489,169                  $0

Issuance of 1,000,000 shares for consulting fees pertaining                      $30,000                  $0
 to acquisitions.

Issuance of 3,333,333 common shares for commitment fee                          $250,000                  $0

       See accompanying notes to these consolidated financial statements.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

Quiet Tiger, Inc. (the "Company") was originally formed as an Idaho corporation in the early 1900s as a mining exploration company and was not successful in the exploration of mining properties. In 1988 the predecessor was merged into a newly-formed Nevada Corporation named Eastern Star, Inc. and it was inactive thereafter, with no assets or liabilities through the end of 1996. In early 1997, the Company was reactivated when the holder of a majority of the outstanding common stock transferred control of the inactive corporation. The name of the corporation was changed to Fan Energy Inc. during and the transferee elected new directors and officers and caused the Company to effect a 10-into-1 reverse stock split. Effective with the change in control and reactivation during 1997, the stockholders of the Company approved a plan of informal quasi reorganization. Pursuant to the plan, the Company's accumulated deficit of $504,648, as of the date of reorganization, was eliminated and charged to additional paid-in capital as defined by Statement of Financial Accounting Standards (SFAS) No. 7 and was considered a development stage company effective January 1, 1997.

During the year 2000 Fan Energy Inc. became an independent energy company engaged in the development, exploration and acquisition of oil and natural gas reserves in the western United States. On December 1, 2001 the Company sold all of its assets related to the oil and natural gas industry to an entity controlled by a director of the Company. The disinterested members of the Board of Directors of the Company, following an independent evaluation of the properties, approved the transaction unanimously.

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

At December 31, 2003, the Company impaired all of its MediaCloQ technology for $674,629 because it determined that it could not be sold due to its inability to work on all DVD players. It also impaired its floppy disk burnishing equipment $900,000; thus reducing its value to $100,000.

On March 18, 2005, the Company reached a definitive agreement with DarkNoise to transfer only intellectual property and select equipment including inventions, pending patents, research and development and property relating to current joint development initiatives. Quiet Tiger plans to further develop the technology in order to ensure effectiveness and compatibility with MediaMax. The company intends to share the research and development to date and the intellectual property with SunnComm and one of its strategic technology partners in the academic community, which specializes in audio processing and music engineering.

Once developed and integrated, the Agreement requires the Company to undertake sales and marketing of the product. DarkNoise will receive a 25% royalty on the incremental net revenues generated by the inclusion of the technology with the product or products being marketed by the Company at that time.

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

On December 31, 2004, the Company impaired the remaining $100,000 of its floppy disk burnishing equipment; thus eliminating any value it may have.

On March 18, 2005, the Company reached a definitive agreement with DarkNoise to transfer only intellectual property and select equipment including inventions, pending patents, research and development and property relating to current joint development initiatives. Quiet Tiger plans to further develop the technology in order to ensure effectiveness and compatibility with MediaMax. The company intends to share the research and development to date and the intellectual property with SunnComm and one of its strategic technology partners in the academic community, which specializes in audio processing and music engineering.

Once developed and integrated, the Agreement requires the Company to undertake sales and marketing of the product. DarkNoise will receive a 25% royalty on the incremental net revenues generated by the inclusion of the technology with the product or products being marketed by the Company at that time.

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

At December 31, 2004, the Company impaired all of its floppy disk burnishing equipment because it determined that it was not economically feasible to put the equipment into production. Any cash proceeds received from the sale of any of its components will be used for the operations of the Company.

During 2004, the Company lost $1,540,741 from its operations. At December 31, 2004 the Company had working capital of $85,271 which is not sufficient working capital to fund its planned operations during the next twelve months.

Additional funding will be required to effectively market MediaMax and finance general and administrative expenses. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. In order to meet the Company's continuing financing needs, management of the Company intends to raise working capital through the sale of its common stock or other securities, and ultimately achieving profitable operations.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESTATEMENT OF SHARE AMOUNTS

On May 19, 1997, the Company effected a ten-into-one reverse stock split.

On December 24, 2001, the Company effected a fifteen-into-one reverse stock split.

On June 28, 2002, the Company effected a forward stock split of 9.3563 shares for 1 share.

All of the common authorized and issued shares were affected by the Share consolidations of May 19, 1997 and December 24, 2001 and the forward stock split of June 28, 2002. All share amounts in this entire report are stated post reverse of May 19, 1997 and December 24, 2001 and post forward stock split of June 28, 2002 unless otherwise indicated.

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

NON-MONETARY TRANSACTIONS

The accounting for non-monetary assets is based on the fair values of the assets involved. All non-monetary transactions with unaffiliated third parties are valued at arms length. All non-monetary transactions with related parties are valued at the predecessors depreciable cost basis for the asset received.

Cost of a non-monetary asset acquired in exchange for another non-monetary asset is recorded at the fair value of the asset surrendered to obtain it. The fair value of the asset received is used to measure the cost if it is more clearly evident than the fair value of asset surrendered.

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

EQUIPMENT

Equipment and Intellectual property were originally stated at cost and subsequently impaired to reflect their estimated fair value. The floppy disk equipment is held for sale and has been entirely impaired. A modified units of production method, that was based upon units produced subject to a certain minimum level, was used to depreciate substantially all disk manufacturing equipment. The straight line method is used for all other furniture and equipment with estimated depreciable lives ranging from 3 to 5 years.

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

During the second quarter of 2004 the Company issued options to purchase 83,333 common shares at $.20 per share and options to purchase 62,375 common shares at $.56 were cancelled. During the third quarter of 2004 the Company issued options to purchase 83,333 common shares at $.20 per share. Also during the third quarter, the Company issued warrants to purchase 900,000 common shares at strike prices from $.25 to $5.00 per share with expiration dates ranging from June 30, 2006 to September 30, 2006. During the fourth quarter the Company issued options to purchase 83,333 common shares at $.20 per share. Also during the fourth quarter the Company issued a debenture convertible into stock.

Common stock equivalents outstanding at December 31 were as follows:

                                                      At December 31,
                                             2004                   2003
                                   ---------------------- ----------------------
                                    # of    Avg. Exercise  # of    Avg. Exercise
                                    common    price per    common     price per
                                    shares      share      shares       share

Outstanding stock options
 convertible into common stock

Options Outstanding (1)              293,662         $.25   106,038       $.56

Warrants convertible into
 common stock

Warrants Outstanding (2)             900,000         $.92      none       none
Debenture payable convertible
 into common stock

Debenture issued Feb. 12, 2003 (3)      none         none   886,073       $.03

Debenture issued Dec. 15, 2004 (4) 2,006,667        $.025      none       none

     (1)  All options are exercisable and expire on October 30, 2007.
     (2) A total 500,000 warrants are exercisable at $.25 expiring June 30, 2006 400,000 warrants are exercisable at strike prices ranging from $.25 to $5.00 all of which expire on September 30, 2006.
     (3) On February 12, 2003 the Company issued a debenture for $25,000 which accrued interest at 10% per annum and matured in a balloon payment with interest on February 11, 2004. On February 2, 2004, the principal amount of $25,000 and accrued interest of $1,582 was converted into 886,073 shares at a deemed value of $.03 per share.
     (4) On December 15, 2004 the Company issued a debenture for $50,000 which accrued interest at 8% per annum and matured in a balloon payment with interest on December 15, 2006. At December 31, 2004, the principal of $50,000 and accrued interest of $167 were convertible into 2,006,667 common shares at a conversion rate of $.025 per share.


The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25"), in accounting for its employee and director stock options. Under APB 25, if the exercise price of the employee's or director's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires companies that elect to apply the provisions of APB 25 to provide pro forma disclosure for employee stock compensation awards as if the fair-value-based method defined in SFAS 123 had been applied.

The following table illustrates the effect on net loss per share of common stock if the Company has applied the fair value recognition provisions of SFAS 123 instead of APB 25's intrinsic value method to account for stock-based employee compensation:

                                                2004           2003
                                          -------------  ------------

Net loss, as reported                       $(1,540,741)  $(1,839,881)

Pro forma stock-based employee and
   Director compensation expense, under
   the fair value method                           (641)            -
                                          -------------  ------------

Pro forma net loss                         $ (1,541,382)  $(1,839,881)
                                          =============  ============

Basic loss per common share, as reported    $(0.01)            $(0.03)
                                          =============  ============

Pro Forma loss per common share             $(0.01)            $(0.03)
                                          =============  ============

The fair value for these options was estimated at the date of each grant using the Black-Scholes option valuation model, with the following weighted average assumption for 2004 (there were no option grants during 2003): risk free interest rates of 2.89% to 3.25% in 2004; a dividend yield of 0%; and a volatility factor of .860 to 1.409 in 2004. In addition, the fair value of these options was estimated based on an expected life of three years.


NEW TECHNICAL PRONOUNCEMENTS

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets." SFAS 153 amends the guidance in APB No. 29, "Accounting for Nonmonetary Assets." APB No.29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company's financial position or results of operations.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123( R), which is a revision of SFAS 123. SFAS 123( R) supersedes APB 25 and amends Statement of Accounting Standards No. 95, "Statement of Cash Flows". Generally, the approach in SFAS 123( R) is similar to the approach described in SFAS 123. However, SFAS123( R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the Company's Statement of Operations based on their fair values. Pro forma disclosures will no longer be an alternative.

SFAS 123(R) must be adopted no later than July 1, 2005 and permits public companies to adopt its requirements using one of two methods:

     (1) A "modified prospective" method, in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the adoption date and based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the adoption date.
     (2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures.

The Company plans to adopt the provisions of SFAS 123(R) on July 1, 2005 using the modified prospective method.

As permitted by SFAS 123 and noted above, the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed by APB 25 and related interpretations. As such, the Company generally does not recognize compensation expenses associated with employee stock options.

NOTE 2 - ASSET IMPAIRMENT CHARGES

In accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" the Company impaired all of its disk manufacturing segment with a $100,000 impairment at December 31, 2004. The charge had no impact on the Company's cash flow or its ability to generate cash flow in the future.

At December 31, 2003, the Company impaired all of its MediaCloQ technology for $674,629 because it determined that it could not be sold due to its inability to work on all DVD players. It also impaired its floppy disk burnishing equipment by $900,000; thus reducing its value to $100,000 that it estimated was the market value of the equipment.

On December 31, 2004, the Company completely impaired its floppy disk burnishing equipment after having impaired its value $900,000 at December 31, 2003.

NOTE 3 - FURNITURE & EQUIPMENT

During the fourth quarter of 2004, the Company decided to impair all of its floppy disk manufacturing equipment. As a result of the lack of economic feasibility, the Company determined that the asset value was impaired and decreased the carrying value to reflect the net realizable value of the equipment at December 31, 2003 as follows:

Description                   Cost            Impairment        Net Realizable
                                                                    Value
3.5" Disk Manufacturing
  Equipment                 $ 3,915,721        $3,912,211            $ 3,510
  Computers                      81,636            81,636                  0
                        ---------------     -------------      -------------
                              3,997,357         3,993,847              3,510
Less: accumulated
  depreciation                    3,510                 0              3,510
                        ---------------     -------------      -------------
                             $3,993,847        $3,993,847           $      0
                        ===============     =============      =============

There was no depreciation on the floppy disk equipment for the period ended December 31, 2004 and 2003.

Furniture and computer equipment was purchased during 2004 totaling $7,574 is being depreciated straight line over 3 to 5 years. Depreciation expense on the furniture and computer equipment during 2004 was $1,770.

NOTE 4 - INVESTMENTS

On  January  28,  2004  the  Company  entered  into  a  binding   Memorandum  of
Understanding, "MOU", with DarkNoise Technologies Limited, a United Kingdom company, "DarkNoise".

The Company advanced $50,000 in cash to DarkNoise during the first quarter of 2004 and an additional $20,000 during the second quarter of 2004 under the terms of the MOU. Also during the first quarter the Company paid a consultant 1,000,000 restricted common shares at a deemed value of $.03 per share to evaluate the transaction.

On March 18, 2005, as consideration for the $70,000 of cash paid by the Company, DarkNoise transferred to the Company intellectual property including inventions, pending patents, research and development and property relating to current joint development initiatives


NOTE 5 - COMMITMENT FEE

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

The Company plans to incur expenditures for integrating the DarkNoise technology with MediaMax and work closely with SunnComm to integrate the two technologies. An estimated budget for the project has not yet been determined. Once developed and integrated, the Agreement requires the Company to undertake sales and marketing of the product. DarkNoise will receive a 25% royalty on the incremental net revenues generated by the inclusion of the technology with the product or products being marketed by the Company at that time.


NOTE 6 - CONVERTIBLE NOTE PAYABLE

On December 14, 2004, the Company issued a note for $50,000 accruing interest at an annual rate of 8% due and payable in full with one balloon payment on December 14, 2006. All principal and interest are convertible into common stock at $.025 per share at any time by the holder. The Company may not prepay the note without the consent of the holder. At December 31, 2004 accrued interest payable on the note was $167. All principal and accrued interest was convertible into 2,006,667 common shares at December 31, 2004.

NOTE 7 - INCOME TAXES

The Company does not provide any current or deferred income tax provision or benefit for any period presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance because of the uncertainty regarding the utilization of the net operating loss carryforwards.

At December 31, 2004, the Company had net operating losses of approximately $4,859,000. Realized net operating loss carryforwards expire between 2017 and 2024 unless utilized by the Company.

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

Future realization of the net realized deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 34% Federal income tax rate. The realized net operating losses expire over the next twenty years, as follows:

Expiration                                   Amount

   2017                                      $   199,000
   2018                                      $   199,000
   2019                                      $   136,000
   2020                                      $    68,000
   2021                                      $ 2,125,000
   2022                                      $   427,000
   2023                                      $   265,000
   2024                                      $ 1,440,000
                                             -----------
Total net operating loss available           $ 4,859,000
                                             ===========

In addition, the Company has write-downs of operating assets that are not realized for income tax purposes until final disposition of the assets. At December 31, 2004, there are approximately $4,708,000 of unrealized tax losses that will be recognized for income tax purposes upon final disposition in future periods. Upon recognition for tax purposes, these losses will increase the net operating loss available and be available to offset future taxable income for 20 years from the date or tax basis recognition.

NOTE 8 - COMMITMENTS AND CONTINGENCIES


Operating Lease


The Company leases office space pursuant to a non-cancelable operating lease agreement. Future minimum lease payments pursuant to the lease as of December 31, 2004 were as follows:

2005        42,304

2006         7,100
          --------
           $49,404
          ========

     Rent expense was $40,525 for the year ended December 31, 2004.


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

DarkNoise Development and Royalty Agreements

On March 18, 2005, the Company reached a definitive agreement with DarkNoise to transfer only intellectual property and select equipment including inventions, pending patents, research and development and property relating to current joint development initiatives as consideration for the $70,000 previously advanced. Quiet Tiger plans to further develop the technology in order to ensure effectiveness and compatibility with MediaMax. The company intends to share the research and development to date and the intellectual property with SunnComm and one of its strategic technology partners in the academic community, which specializes in audio processing and music engineering. It is anticipated that this methodology could yield substantial incremental levels of protection within the current MediaMax technology.

Once developed and integrated, the Agreement requires the Company to undertake sales and marketing of the product. DarkNoise will receive a 25% royalty on the incremental net revenues generated by the inclusion of the technology with the product or products being marketed by the Company at that time.

NOTE 9 - STOCKHOLDERS' EQUITY

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

On January 30, 2004, the board of directors approved the issuance of 11,000,000 restricted common shares to its directors and officers for 2004 services to be rendered at the market price of the shares at the time of their issuance which was $.03 per share. The shares issued were held by the Company until the completion of service each quarter. All 11,000,000 shares were earned and released to the directors and officers during 2004. A total of 10,000,000 restricted common shares were also issued to a consultant at a deemed value of $.03 per share for consulting services pertaining to the transaction with DarkNoise Technologies, the sales commission agreement and general marketability issues to sell the floppy disk burnishing equipment, the abandonment and marketability of MediaCloQ(TM) and general corporate matters. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

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

Also on February 2, 2004, the Company entered into subscription agreements with two accredited investors resulting in the Company issuing 13,333,333 restricted common shares for $425,000 in cash by June 30, 2004. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

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

On June 23, June 30, July 19, July 28, August 5, August 12 and September 1, 2004 the Company issued a total of 5,357,143 restricted common shares to an accredited investor for $275,000 of cash. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

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

During 2004, the Company issued 900,000 warrants in conjunction with two private placements. No warrants were exercised during 2004.

At December 31, 2004 the status of outstanding warrants is as follows:

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

The Plan provides that incentive stock options be granted at an exercise price equal to the fair market value of the common shares of the Company on the date of the grant and must be at least 110% of fair market value when granted to a 10% or more shareholder. The exercise term of all stock options granted under the Plan may not exceed ten years, and no later than three months after termination of employment, except the term of incentive stock options granted to a 10% or more shareholder, which may not exceed five years.

The status of outstanding options granted pursuant to the 1997 Plan was as follows:

                                    Wtd. Average     Weighted    Wtd. Average
                          Number of   Exercise     Average Fair     Exercise
                           Shares     Price           Value          Price
                         ---------   --------      ----------    -------------
Options Outstanding at
December 31, 2000          436,630    $.32-$.56          $.51        $.32-$.80
                         ---------   ----------    ----------    -------------

Options Outstanding at
 December 31, 2001         436,630    $.32-$.56          $.51         $.32-.80
(436,630 exercisable)
Cancelled                  (81,091)   $.32-$.35          $.34        $.32-$.35
                         ---------   ----------    ----------    -------------

Options outstanding at
December 31, 2002
(355,539 exercisable)      355,539        $ .56         $ .56             $.56
Cancelled                 (249,501)       $ .22         $ .22             $.22
                         ---------   ----------    ----------    -------------

Options outstanding at
December 31, 2003
(106,038 exercisable)      106,038        $ .56         $ .56             $.56
Cancelled                  (62,375)       $ .56         $ .56             $.56
Issued                     249,999        $ .20         $ .20             $.20
                         ---------   ----------    ----------    -------------

Options outstanding at
December 31, 2004
(293,662 exercisable)      293,662    $.20-$.56         $ .25             $.25
                         =========    =========    ==========     ============


The weighted average remaining contractual life of options outstanding at December 31, 2004 was 2.8 years.

The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for 2004 and 2003 would be unchanged in each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 1997 and 1998: dividend yield of 0%; expected volatility of 0%; discount rate of 5.25%; and expected life of 10 years.

In 2004, the Company recognized as compensation expense $641 for 249,999 options issued during the year at a strike price of $.20 per share to an officer of the Company, pursuant to APB No. 25. There were no other options issued during 2004. The fair value for these options was estimated at the date of each grant using the Black-Scholes option valuation model, with the following weighted average assumption for 2004 (there were no option grants during 2003): risk free interest rates of 2.89% to 3.25% in 2004; a dividend yield of 0%; and a volatility factor of .860 to 1.409 in 2004. In addition, the fair value of these options was estimated based on an expected life of three years.

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


NOTE 10 - RELATED PARTY TRANSACTIONS

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

On January 30, 2004, the Company issued 11,000,000 restricted common shares to its three directors, two of which were officers, for services to be rendered during 2004 at a deemed value of $82,500. All services were rendered as of December 31, 2004.

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

During the year ended December 31, 2004, the Company paid $18,000 a month for ten months to SunnComm International, Inc. for administrative and accounting services. The agreement with SunnComm International, Inc. is on a month to month basis.


NOTE 11 - SEGMENT REPORTING

During 2002 and 2003, there were no operating expenses attributable to the enhancement or marketing of the Company's Intellectual Property. At December 31, 2003, the Company impaired all of its MediaCloQ technology for $674,629 due to the determination that it could not be sold due to its inability to work on all DVD players.

During 2003, the Company reduced the net realizable sales value on its floppy disk equipment to $100,000 and subsequently fully impaired the equipment during 2004. The Company is attempting to sell the disk manufacturing equipment and has discontinued its operation. Expenses incurred directly related to the overhead expenses of its disk manufacturing segment were $6,600 and $6,480 for the years ended December 31, 2003 and 2004.

NOTE 12 - FINANCIAL INSTRUMENTS

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


NOTE 13 - SUBSEQUENT EVENTS

On March 2, 2005, the Company electronically filed a definitive information statement on Schedule 14C with the Securities and Exchange Commission about a majority of the shareholders approving the changing of the Company's name to MediaMax Technology Corporation.

On February 23, 2005, Quiet Tiger reached an agreement with Top Hits Entertainment and Mediaport Entertainment to include MediaMax content protection and enhancement technology within specialized unmanned music vending machines to be installed in retail locations throughout the U.S. The partnership will provide customers with an extensive content choice via an unmanned, automated point-of-sale kiosk. The patent pending process allows music buyers to purchase full-length music CDs, create their own labeled compilation CDs or download entire albums or specific tracks to a portable music player.

The partners are in the final stages of approval for pilot programs with major retail organizations. The Company anticipates implementation of these programs during 2005.