Form 10QSB
period 2005-03-31
MediaMax Technology CORP
filed 2005-05-20
CIK 1057024

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______  to ________

                         Commission file number 0-29049

             MEDIAMAX TECHNOLOGY CORPORATION (FKA QUIET TIGER, INC.)
            --------------------------------------------------------

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

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class                               Outstanding at March 31, 2005
------------------------------            -----------------------------
Common Stock, par value $0.001                     182,794,325
================================================================================

             MEDIAMAX TECHNOLOGY CORPORATION (FKA QUIET TIGER, INC.)
                              INDEX TO FORM 10-QSB

                                                                           Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements Consolidated Balance Sheet as of
        March 31, 2005 (unaudited)............................................3

        Consolidated  Statements  of Operation  for the three months ended March 31, 2005  and 2004 (unaudited)............................4

        Consolidated  Statements of Changes in Stockholders'  Equity
        for the  three  months  ended  March  31,  2005  and  2004
        (unaudited)...........................................................5

        Consolidated  Statements  of Cash Flow for the three  months ended March 31, 2005  and 2004 (unaudited)............................6

        Notes to  Consolidated  Financial  Statements  for the three months ended March 31,  2005..........................................7

Item 2. Management's  Discussion  and  Analysis of Financial
        Condition and Results of Operations..................................14

Item 3. Controls and Procedures..............................................20

PART II. OTHER INFORMATION...................................................20

Item 1. Legal Proceedings....................................................20

Item 2. Changes in Securities................................................20

Item 3. Defaults Upon Senior Securities......................................20

Item 4. Submissions of Matters to a Vote of Security Holders.................20

Item 5. Other Information....................................................20

Item 6. Exhibits and Reports on Form 8-K ....................................21

Signatures...................................................................26

                         MEDIAMAX TECHNOLOGY CORPORATION
                             (fka Quiet Tiger, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                                At March 31, 2005

                                     ASSETS

CURRENT ASSETS:
   Cash                                             $      2,742
   Deferred reorganization costs                          66,068
   Due from affiliate                                    180,164
                                                    ------------
Total current assets                                     248,974

OTHER ASSETS:
   Furniture and equipment                                 6,202
   Intangibles                                           100,000
   Finance fee                                           250,000
   Exclusive marketing agreement                       1,623,088
   Deposits                                               11,129
                                                    ------------
Total assets                                        $  2,239,393
                                                    ============


                                  LIABILITIES
CURRENT
   Accounts payable                                 $    426,835
   Accrued interest payable                                2,504
                                                    ------------
Total current liabilities                                429,339

   Convertible notes payable                             150,000
                                                    ------------
Total liabilities                                        579,339
STOCKHOLDERS' EQUITY

 Preferred stock, $.001 par value,
   50,000,000 shares authorized, none issued                   0
Common stock, $.001 par value, 350,000,000 shares        182,794
   authorized, 182,794,325 issued and outstanding
Additional paid-in capital                            11,448,522
Additional paid-in capital stock options                 100,500
Accumulated (deficit)                                (10,071,762)
                                                    ------------
Total stockholders' equity                             1,660,054
                                                    ------------

Total liabilities and stockholders' equity          $  2,239,393
                                                    ============

See accompanying notes to these unaudited consolidated financial statements.

                             MEDIAMAX TECHNOLOGY CORPORATION
                                 (fka QUIET TIGER, INC.)
                          CONSOLIDATED STATEMENTS OF OPERATION
                                        UNAUDITED


                                              Three months ended
                                                    March 31,
                                       ------------------------------
                                                2005             2004
                                       -------------    -------------
REVENUES
Licensing revenue                             13,786           14,973
                                       -------------    -------------
Total Revenue                                 13,786           14,973

OPERATIING EXPENSES
General and administrative                   146,008          138,620
Consulting fees                              221,500          290,880
Legal & accounting                            45,077            5,000
Interest expense                               2,337                0
Amortization and depreciation                101,821                0
                                       -------------    -------------
Total Operating Expenses                     516,743          434,500
                                       -------------    -------------

Net (Loss)                             ($    502,957)   ($    419,527)
                                       =============    =============


LOSS PER SHARE:
Basic and diluted (loss) per share             (0.00)           (0.00)


WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and diluted                      182,499,881       94,317,493
                                       =============    =============


See accompanying notes to these unaudited consolidated financial statements.

                         MEDIAMAX TECHNOLOGY CORPORATION
                             (fka QUIET TIGER, INC.)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    UNAUDITED

                                                             Paid-In     Stock   Subscriptions  Deferred    Accumulated
                                      Shares     Amount      Capital    Options    Receivable  Compensation  (Deficit)       Total
                                  ------------ --------- ------------ ---------- ------------- ------------ ----------- -----------
Balance at December 31, 2003        55,432,778 $  55,433 $  7,408,951 $  100,500    $        0    $       0 ($8,028,064) ($ 463,180)
Shares issued in private placement  11,333,333    11,333      333,667                  (15,000)                             330,000
Shares issued for debt              17,191,726    17,191      498,560                                                       515,751
Shares issued for exclusive
  marketing agreement               64,000,000    64,000    1,856,000                                                     1,920,000
Shares issued for services          21,000,000    21,000      609,000                              (247,500)                382,500
Net (Loss) for the quarter ended
  March 31, 2004                                                                                               (502,957)   (502,957)
                                  ------------ ---------    ---------   -------- ------------- ------------ ----------- -----------
Balance at March 31, 2004          168,957,837 $ 168,957 $ 10,706,178   $100,500    ($  15,000) ($  247,500)($8,531,021) $2,182,114
                                  ============ ========= ============   ======== ============= ============ =========== ===========


Balance at December 31, 2004       181,894,325 $ 181,894 $ 11,413,922   $100,500    $        0    $       0 ($9,568,805) $2,127,511
Shares issued for services             500,000       500       21,000                                                        21,500
Shares issued for payables             400,000       400       13,600                                                        14,000
Net (Loss) for the quarter ended
  March 31, 2005                                                                                               (502,957)   (502,957)
                                  ------------ --------- ------------   -------- ------------- ------------ ----------- -----------
Balance at March 31, 2005          182,794,325 $ 182,794 $ 11,448,522   $100,500    $        0    $       0($10,071,762) $1,660,054
                                  ============ ========= ============   ======== ============= ============ =========== ===========

See accompanying notes to these unaudited consolidated financial statements.

                         MEDIAMAX TECHNOLOGY CORPORATION
                             (fka QUIET TIGER, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                             Three Months Ended
                                                                                   March 31,
                                                                        --------------------------
                                                                              2005           2004
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss) for the period                                             ($  502,957)   ($  419,527)
   Adjustments to reconcile net
     cash used by operations:
       Depreciation and amortization                                        101,821              0
       Common stock issued for services and debt                             35,500        352,500
Changes in assets and liabilities:
       (Increase) in  deferred reorganization expenses                      (66,068)             0
       (Increase)/decrease  in  receivable from affiliates                   83,817       (153,033)
       Increase/(decrease) in accounts payable                              247,452          8,970
       Increase/(decrease) in payable to affiliates                               0            (20)
       Increase/(decrease) in accrued interest                                2,337              0
                                                                        -----------    -----------
Net cash (used) by operating activities                                     (98,098)      (211,110)
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for equipment                                                           0         (7,714)
Investment in DarkNoise Technologies                                              0        (50,000)
                                                                        -----------    -----------
Net cash (used) in investing activities                                           0        (57,714)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock                                                0        330,000
Proceeds from sale of debenture                                             100,000              0
                                                                        -----------    -----------
Net cash provided by financing activities                                   100,000        330,000
                                                                        -----------    -----------

Net Increase (decrease) in cash                                               1,902         61,176
Cash at beginning of period                                                     840            840
                                                                        -----------    -----------
Cash at end of period                                                   $     2,742    $    62,016
                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of 64,000,000 common shares and assumption of                  $         0    $ 2,028,860
 $108,860 of debt for and exclusive  marketing agreement with
 SunnComm International Inc.

Prepayment of services for 8,250,000 common shares                      $         0    $   247,500

Payment of debenture and accrued interest for 886,073                   $         0    $    26,582
 common shares

Payment of debt to affiliates for 16,305,653 common shares              $         0    $   489,169

Issuance of 1,000,000 shares for consulting fees pertaining             $         0    $    30,000
 to acquisitions


See accompanying notes to these unaudited consolidated financial statements.

                         MEDIAMAX TECHNOLOGY CORPORATION
                             (FKA QUIET TIGER, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2005

The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles. These financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's Forms 10-QSB and 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2004. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

On March 1, 2005, the Company filed a Definitive Schedule 14C with the Securities and Exchange Commission stating that the holders of a majority of the outstanding shares of the Company's common stock took action by written consent changing the name of the company from Quiet Tiger Inc. to MediaMax Technology Corporation.

On March 18, 2005, the Company received all the required signatures from DarkNoise Technologies Ltd., "DarkNoise", pertaining to an Intellectual Property Transfer Agreement whereby DarkNoise will transfer patent applications and related documentation, technology demonstrators and prototypes to the Company.

On March 31, 2005, the Company announced that it executed a non-binding Letter of Intent with SunnComm International, Inc. to acquire all of the outstanding common shares of SunnComm International Inc. on a proposed 1 for 1 exchange ratio subject to certain conditions. Further discussions or decisions regarding the proposed merger are subject to various conditions, including further due diligence review and analysis, receipt of a satisfactory independent fairness opinion, the necessary audits of SunnComm and a condition that SunnComm refrains from distributing any of its assets to its shareholders until the merger is completed.


GOING CONCERN AND OPERATIONS

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

At March 31, 2004, the Company had negative working capital of $180,365 which is not sufficient working capital to fund its planned operations during the next twelve months.

Additional funding will be required to maintain its Exclusive Marketing Agreement for MediaMax with SunnComm International Inc. and to finance general and administrative expenses. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. In order to meet the Company's continuing financing needs, management of the Company intends to raise working capital through the sale of its disk manufacturing equipment, common stock or other securities, and ultimately achieving profitable operations.

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

During the second quarter of 2004 the Company issued options to purchase 83,333 common shares at $.20 per share and options to purchase 62,375 common shares at $.56 were cancelled. During the third quarter of 2004, the Company issued options to purchase 83,333 common shares at $.20 per share. Also during the third quarter, the Company issued warrants to purchase 900,000 common shares at strike prices from $.25 to $5.00 per share with expiration dates ranging from June 30, 2006 to September 30, 2006. During the fourth quarter the Company issued options to purchase 83,333 common shares at $.20 per share. Also during the fourth quarter, the Company issued a $50,000 debenture convertible into 2,000,000 shares of common stock.

During the first quarter of 2005 the Company issued options to purchase 83,333 common shares at $.20 per share to an employee. Also during the first quarter of 2005 two convertible promissory notes were issued for $100,000 convertible into 4,000,000 common shares at $.025 per share.

Common stock equivalents outstanding at March 31 were as follows:

                                                   At March 31,
                              -------------------------------------------------
                                             2005                2004
                                    # of    Avg. Exercise   # of  Avg. Exercise
                                  common      price per   common    price per
                                  shares        share     shares      share

Outstanding stock options
convertible into common stock

Options Outstanding (1)          376,995         $0.240  106,038      $0.560


Outstanding warrants
convertible into common stock

Warrants Outstanding (2)         900,000         $0.920        0      $0.000


Outstanding Notes
convertible into common stock

Convertible Notes              6,000,000           $0.025      0      $0.000
 Outstanding (3)


(1)  All options issued and outstanding expire on October 30, 2007.
(2) A total of 500,000 issued and outstanding warrants at a strike price at $.25 per share expire on June 30, 2006. A total of 400,000 issued and outstanding warrants at a weighted average strike price of $1.75 per share ranging from $.25 per share to $5.00 per share all expire on September 30, 2006.
(3) Three debentures totaling $150,000 are convertible at $.025 per share into 6,000,000 common shares at the option of the Holder and all expire on December 31, 2006. Accrued interest at March 31, 2005 of $2,504 is also convertible into 100,172 shares of common stock at $.025 per share at the option of the Holder.

EQUIPMENT

The floppy disk burnishing equipment was originally stated at cost and subsequently fully impaired to reflect its fair value. The equipment is held for sale. A modified units of production method, that was based upon units produced subject to a certain minimum level, was used to depreciate substantially all disk manufacturing equipment. The straight line method is used for all other equipment. The estimated depreciable lives range from 3 to 5 years for machinery, equipment and fixtures.


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

(LOSS) PER COMMON SHARE

(Loss) per common share is computed based on the weighted average number of common shares outstanding during each period. Convertible debt and equity instruments such as debentures and stock options are not considered in the calculation of net loss per share, as their inclusion would be antidilutive.

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

The equipment has been fully impaired and is currently idle in a storage facility waiting to be sold.

DEFERRED REORGANIZATION COSTS

During the first quarter of 2005 the Company incurred $66,068 of costs pertaining to its entering into a non-binding letter of intent to acquire all of the outstanding common shares of SunnComm International Inc. on a proposed 1 for 1 exchange ratio subject to certain conditions.

The Company anticipates incurring additional expenses prior to the successful acquisition of all of the outstanding common shares of SunnComm whereupon all costs incurred would be reclassified as a reorganization expense to shareholders equity. In the event that the Company is not successful it will expense all deferred reorganization costs within the period that the determination was made.


INTANGIBLES

On January 28, 2004 the Company entered into a binding Memorandum of Understanding, "MOU", with DarkNoise Technologies Limited, a United Kingdom company, "DarkNoise" which was changed by a definitive agreement on March 18, 2005.

The Company advanced $50,000 in cash to DarkNoise during the first quarter of 2004 under the original terms of the MOU. Also during the first quarter the Company paid a consultant 1,000,000 restricted common shares at a deemed value of $.03 per share to evaluate the transaction. During the second quarter of 2004, the Company advanced an additional $20,000 in cash.

The definitive agreement provided the Company with all of the Intellectual Property patent applications and related documentation, technology demonstrators and prototypes of Darknoise. The Company plans to engage SunnComm International, Inc., "SunnComm", and an institutional leader in the development of audio processing and music engineering technologies to further develop the intellectual property so that it can be integrated with SunnComm's MediaMax technology.

Once developed and integrated, the Agreement requires the Company to undertake sales and marketing of the product. DarkNoise will receive a 25% royalty on the incremental net revenues generated by the inclusion of the technology with the product or products being marketed by the Company at that time.


FINANCING FEE

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

ACCOUNTS PAYABLE

The Company's accounts payable are comprised of vendors that it deals with on a month to month basis. Included in accounts payable is a liability of $283,860 to an internationally recognized entertainment consultant, Artie Ripp, for marketing services.

CONVERTIBLE NOTES

The Company has three convertible promissory notes outstanding to the same holder for a total of $150,000 at 8% per annum. All accrued interest and principal on all three notes are due and payable in one balloon payment in full on December 31, 2006. Accrued interest at March 31, 2005 on all notes was $2,504.

COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases office space pursuant to a non-cancelable operating lease agreement. Future minimum lease payments pursuant to the lease as of March 31, 2005 were as follows:

         2005        31,950

         2006         7,100
                   --------
                    $39,050
                    ========

Rent expense was $10,354 for the quarter ended March 31, 2005.

On January 7, 2005, the Company entered into an agreement with Edgecombe Consulting, LLC, whereby they would provide strategic securities and capital planning services and the Company would pay them with 350,000 of its restricted common shares every quarter. The Company is obligated to pay a total of 1,400,000 of its restricted common shares over the term of agreement which ends December 31, 2005. At March 31, 2005, the Company had not issued any restricted common shares to the consultant but was obligated to issue 350,000 restricted common shares.

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

Consulting Agreement

On January 7, 2005 the Company contracted with Edgecombe Consulting, LLC, "Edgecombe", for consulting services pertaining to a potential merger with SunnComm International, Inc. and to seek potential joint venture partners. The agreement provides for Edgecombe to receive a total of 1,400,000 restricted common shares at the rate of 350,000 restricted common shares at the end of each quarter until December 31, 2005. The Company owed Edgecombe 350,000 restricted common shares at March 31, 2005.

STOCKHOLDERS' EQUITY

During the first quarter of 2005, the Company issued a total of 900,000 common shares at a fair value of $35,500 under its 2004 Employee and Consultants Stock Compensation Plan to an individual for legal and consulting services.

SUBSEQUENT EVENTS

On April 13, 2005 the Company filed its second post effective amendment to a registration statement originally filed on June 29, 2004 with the Securities and Exchange Commission which registered 96,290,414 common shares owned by SunnComm International, Inc. The registration statement allows SunnComm International Inc. to sell the registered shares in accordance with the plan of distribution described in the registration statement.

On April 15, 2005, the Company signed an agreement with the Robins Group to raise approximately $5 million for the Company by July 31, 2005 and to provide advisory services pertaining to the proposed acquisition of SunnComm. The Robins Group will receive $15,000 for its advisory services. The Robins Group will also receive compensation for raising capital for the Company under a Success Fee which will be equal to 8% of the proceeds or value received by the Company in the transaction. In addition to the Success Fee, The Robins Group will receive warrants to purchase the Company's common stock equal to 10% of the proceeds or consideration sold. In the event warrants are issued they would have a strike price equal to the per-share price used as the equity conversion price of the transaction and will expire the later of two years from the date of closing or two years after the expiration of their contract period for raising capital. Additionally, a minimum of $50,000 for expenses not to exceed 1.5% of the proceeds raised for the Company will be due to the Robins Group.

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


General:

On February 20, 2003, the Company changed its name from Fan Energy Inc. to Quiet Tiger, Inc. On April 1, 2005, the Company changed its name from Quiet Tiger, Inc. to MediaMax Technology Corporation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued.

At December 31, 2003 the Company believed that MediaCloQ was not marketable at its state of development and impaired its entire carrying value of $674,629 which represented the cost basis of SunnComm International Inc. when it sold the technology to the Company on May 3, 2002. The Company incurred consulting and general and administrative expenses of $128,750 pertaining to the abandonment of MediaCloQ(TM) during the first quarter of 2004.


On January 28, 2004 the Company entered into a binding Memorandum of Understanding, "MOU", with DarkNoise Technologies Limited, a United Kingdom company, "DarkNoise" which was changed by a definitive agreement on March 18, 2005.

The Company advanced $50,000 in cash to DarkNoise during the first quarter of 2004 under the original terms of the MOU. Also during the first quarter the Company paid a consultant 1,000,000 restricted common shares at a deemed value of $.03 per share to evaluate the transaction. During the second quarter of 2004, the Company advanced an additional $20,000 in cash.

The definitive agreement provided the Company with all of the Intellectual Property patent applications and related documentation, technology demonstrators and prototypes of Darknoise. The Company plans to engage SunnComm International, Inc., "SunnComm", and an institutional leader in the development of audio processing and music engineering technologies to further develop the intellectual property so that it can be integrated with SunnComm's MediaMax technology.

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

On March 4, 2004 the written consent, of a majority of disinterested outstanding common shares of record at February 4, 2004 of Quiet Tiger, became effective to approve the issuance of 10,152,704 restricted common shares valued by the Company at $.03 per share to SunnComm International, Inc., "SunnComm", for $304,581 of debt incurred for cash advances and administrative and overhead expenses charged to the Company and to approve the issuance of 64,000,000 restricted common shares valued by the Company at $.03 per share for a total consideration of $1,920,000 to SunnComm and the assumption of a $108,860 outstanding debt due to a consultant for an Exclusive Marketing Agreement with its commercial copy protection technology on CD's and all of its continuing upgrades.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued.

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

At December 31, 2004, the Company fully impaired the floppy disk refurbishing The equipment is currently idle in a storage facility waiting to be put to productive use.

On March 31, 2005, the Company announced that it executed a non-binding Letter of Intent with SunnComm International, Inc. to acquire all of the outstanding common shares of SunnComm International Inc. on a proposed 1 for 1 exchange ratio subject to certain conditions. Further discussions or decisions regarding the proposed merger are subject to various conditions, including further due diligence review and analysis, receipt of a satisfactory independent fairness opinion, the necessary audits of SunnComm and a condition that SunnComm refrains from distributing any of its assets to its shareholders until the merger is completed.

Results of Operations:

Comparison of Three Months Ended March 31, 2005 and 2004

During  the  first  quarter  of 2004 the  Company  was no  longer  considered  a development stage company as a result of revenue generated during that quarter and anticipated recurring revenue under licensing agreements covered under the exclusive marketing agreement with SunnComm International Inc. The Company is marketing MediaMax, which is a collection of technologies that provides copy management for CDs and DVDs while simultaneously enhancing and expanding the consumer's experience. MediaMax is tightly integrated with Microsoft's (NASDAQ:MSFT - News) Windows Media Platform and the Digital Rights Management capabilities associated with the latest Windows Media Platforms. The company licenses and uses Windows Media Audio Digital Rights Management capabilities from Microsoft Corporation as the security feature for music files which end up residing on the consumer's computer.

The Company recognized $13,786 of revenue during the first quarter of 2005 compared to $14,973 of revenue during the first quarter of 2004. All revenues were from licensing revenue for the MediaMax product.

During the first quarter of 2005, general and administrative expenses was comprised of $77,710 of payroll expenses, $36,000 of administrative support fees from SunnComm, $10,867 of investor relation expenses, $14,650 of rent and telephone expenses, $5,375 of travel and marketing expenses and $1,406 of miscellaneous office expenses.

Payroll expenses during the first quarter of 2005 were $13,994 less than the first quarter ended 2004 largely due to the fair value of the restricted shares that were issued for services during 2004. Administrative support fees during the first quarter 2005 were $24,000 greater than 2004 because the exclusive marketing agreement had only been in effect for one month during the first quarter 2004.

 Investor relation expenses during the first quarter 2005 were $7,801 greater that the first quarter of 2004 because the Company did not use any investor relation services during the first two months of the first quarter 2004. Travel and marketing expenses were $7,712 less during the first quarter 2005 than 2004 because the Company incurred significant marketing costs during 2004 immediately after the exclusive marketing agreement took effect. Rent and telephone expenses of $15,513 and general office expenses of $3,250 incurred during the first quarter of 2004 did not differ significantly from their comparable expenses incurred during the first quarter of 2005.

During the first quarter of 2005 the Company incurred $66,068 of legal and consulting expenses pertaining to a proposed acquisition of SunnComm. The Company paid the Robins Group $10,000 in progress billings for their work pertaining to the financial aspects of the proposed acquisition. The Robins Group is preparing a report for the board of directors of the Company pertaining to the reasonableness of a proposed 1 share for 1 share Exchange Ratio between the Company and SunnComm. The Company also paid a legal consultant a total of 900,000 restricted common shares at a fair value of $35,500 during the period December 2004 through February 2005 of which $14,500 of the amount was for the proposed acquisition and the majority of the remainder for a legal evaluation of the Company's transaction with Darknoise. An accrual of $12,250 was made for financial consulting and the remaining $29,318 was for legal fees incurred for the proposed acquisition.

Also during the first quarter 2005 the Company incurred a quarterly billing of $200,000 from an entertainment marketing consultant which was historically successful in the negotiating and obtaining a licensing agreements with Universal, EMI and Koch from which the Company would receive 40% of the revenues.


During the first quarter of 2004 the Company paid for $300,000 of consulting fees with 10,000,000 restricted common shares for consulting pertaining to general corporate matters of which $270,000 was allocated and potential acquisitions to which $30,000 was allocated. The Company also paid $20,880 in cash for consulting services pertaining to the Company getting listed on the Frankfurt and Berlin stock exchanges and to salespersons for contacting potential customers after the signing of the exclusive marketing agreement.

Legal and accounting expenses incurred during the first quarter 2005 were $40,077 greater than the first quarter 2004 because of the legal and accounting work incurred in the filing of amendments to a registration statement and the review of financing agreements with various parties.

Interest expense of $2,337 incurred during the first quarter of 2005 pertained to convertible notes of $150,000 accruing interest at 8% per annum. There was no interest expense incurred during the first quarter of 2004.


Liquidity and Capital Resources:

At March 31, 2005 the Company had $2,742 of cash included in its $248,974 of current assets. The Company had $429,339 of current payables leaving a working capital deficit of $180,365.

During the first quarter of 2005, the Company raised $100,000 in cash from the issuance of convertible promissory notes accruing interest at 8% per annum that are convertible into common shares of the Company at $.025 per share.

During the first quarter of 2004, the Company raised $330,000 in cash with commitments for an additional $140,000 of cash from three accredited investors for restricted common stock. The Company also retired $515,751 of debt by issuing 17,191,726 restricted common shares primarily to affiliates.

During the first quarter of 2005 the Company issued a non-binding letter of intent to SunnComm to acquire all of its shares in a 1 share for 1 share exchange. Significant expenses were incurred prior to the issuance of the conditional offer which were paid for with cash and common shares of the Company. As a result, SunnComm advanced the Company cash for its expenses which reduced the Company's receivable from SunnComm for advances against future royalties by $83,817.

During the first quarter of 2004 the Company entered into an Exclusive Marketing Agreement with SunnComm to sell its MediaMax technology. The agreement requires the Company to advance $138,000 a month in cash against future royalty payments in order to maintain the exclusivity. The Company made its first payment during March 2004.

The Company and SunnComm believe that they will jointly need a minimum of $3 million to continue their respective operations and complete the anticipated acquisition of SunnComm over the next nine months. An additional $2 million will be required to develop and market additional technologies which both companies believe are needed to maintain a competitive edge in the marketplace.

On April 15, 2005, the Company hired the Robins Group to raise approximately $5 million by July 31, 2005. The Company believes that it will receive sufficient capital from investors and product sales to support operations through the remainder of 2005. It anticipates that the capital requirements for the balance of the period ending December 31, 2005 will require that additional cash be raised from external sources. It believes that this requirement will be met by cash equity and debt investments.

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

The Company believes that revenues during 2005 may be substantially greater than 2004 based upon its customers response to SunnComm's "MediaMax (Version 5) Copy Management and Enhancement Technology" product. The positive customer response is a result of excellent test results on the product from Belgium-based PMTC, an international multimedia test center, and the products compatibility on platforms commonly used by consumers which are resistant to copy protected products.

Risk Factors:

The Company continues to be subject to a number of risk factors, including the ability of management to successfully market the MediaMax technology, acquire and manage compatible revenue generating operating companies to the MediaMax technology, the financial loss that may be incurred due to its inability to complete a proposed acquisition of SunnComm, the need for additional funds, competition and the difficulties faced by development stage companies in general.


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

ITEM 2. CHANGES IN SECURITIES

During the first quarter of 2005, the Company issued a total of 900,000 registered common shares at a fair value of $35,500 under its 2004 Employee and Consultants Stock Compensation Plan to an individual for legal and consulting services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 2, 2005 Schedule 14C Information Statement was filed with the Securities and Exchange Commission and mailed to all shareholders informing them that the holders of a majority of the outstanding shares of common stock of the Company took action by written consent to change the name of the company from Quiet Tiger Inc. to MediaMax Technology Corporation.

On April 13, 2005 Schedule 14A Information Statement was filed with the Securities and Exchange Commission and mailed to all shareholders informing them that the annual meeting of the shareholders of MediaMax Technology Corporation (the "Company") would be held on April 29, 2005 in Phoenix, Arizona for all shareholders of record at March 30, 2005.

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


     31.1 Quarterly Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002

     31.2 Quarterly Certification pursuant to Section 302 of the Sarbanes-Oxley act of 2002


     32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     (1) Form 8-K filed on March 21, 2005 on definitive agreement with Darknoise Technologies Ltd.

     (2) Form 8-K filed on March 31, 2005 on proposed non-binding letter of intent to acquire SunnComm International, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     QUIET TIGER, INC.


 Signatures                     Title                     Date
 -----------------------------  ------------------------- --------------------

 /s/ William H. Whitmore, Jr.   Chief Executive Officer   May 10, 2005
 -----------------------------
     William H. Whitmore, Jr.

 /s/ Albert A. Golusin           Chief Financial Officer   May 10, 2005
     -------------------------
     Albert A. Golusin