Form 10QSB
period 2005-06-30
MediaMax Technology CORP
filed 2005-08-19
CIK 1057024

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 2005

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

      Class                               Outstanding at June 30, 2005
------------------------------            -----------------------------
Common Stock, par value $0.001                       182,794,325
================================================================================

             MEDIAMAX TECHNOLOGY CORPORATION (FKA QUIET TIGER, INC.)
                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION
                                                                           Page
Item 1. Financial Statements
        Consolidated Balance Sheet as of June 30, 2005 (unaudited).......... 3

        Consolidated Statements of Operation for the three
           months ended June 30, 2005 and 2004 and the six
           months ended June 30, 2005 and 2004 (unaudited).................. 4

        Consolidated Statements of Changes in Stockholders'
           Equity for the six months ended June 30, 2005 and
           2004 (unaudited)................................................. 5

        Consolidated Statements of Cash Flow for the three
           months ended June 30, 2005 and 2004 and the six
           months ended June 30, 2005 and 2004 (unaudited).................. 6

        Notes to Consolidated Financial Statements for the
           three months ended June 30, 2005 and 2004 and the
           six months ended June 30, 2005 and 2004.......................... 7

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................... 16

Item 3. Controls and Procedures ............................................ 23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings .................................................. 24

Item 2. Changes in Securities .............................................. 24

Item 3. Defaults Upon Senior Securities .................................... 24

Item 4. Submissions of Matters to a Vote of Security Holders ............... 24

Item 5. Other Information .................................................. 24

Item 6. Exhibits and Reports on Form 8-K ................................... 24

Signatures ................................................................. 24

                                MEDIAMAX TECHNOLOGY CORPORATION
                                      FKA QUIET TIGER INC.
                                   CONSOLIDATED BALANCE SHEET
                                           UNAUDITED
                                        At June 30, 2005

                                     ASSETS

CURRENT ASSETS:
   Cash                                                            $      1,072
   Deferred reorganization costs                                         72,915
   Advances to affiliate                                                 10,275
                                                                   ------------
Total current assets                                                     84,262

OTHER ASSETS:
   Furniture and equipment, net                                           5,824
   Finance fee                                                          250,000
   Investments                                                          100,000
   Exclusive marketing agreement, net                                 1,521,645
   Deposits                                                              11,129
                                                                   ------------
Total assets                                                       $  1,972,860
                                                                   ============

LIABILITIES
CURRENT
   Accounts payable                                                $    465,273
                                                                   ------------
Total current liabilities                                               465,273

   Note payable                                                         150,000
                                                                   ------------
                                                                        615,273
                                                                   ------------
STOCKHOLDERS' EQUITY

 Preferred stock, $.001 par value,                                            0
   50,000,000 shares authorized, none issued
Common stock, $.001 par value, 350,000,000 shares                       182,794
   authorized, 182,794,325 issued and outstanding

Additional paid-in capital                                           11,448,522
Additional paid-in capital stock options                                100,500
Accumulated (deficit)                                               (10,374,229)
                                                                   ------------
Total stockholders' equity                                            1,357,587
                                                                   ------------

Total liabilities and stockholders' equity                         $  1,972,860
                                                                   ============

See accompanying notes to these unaudited consolidated financial statements.

                         MEDIAMAX TECHNOLOGY CORPORATION
                              FKA QUIET TIGER INC.
                      CONSOLIDATED STATEMENTS OF OPERATION
                                    UNAUDITED


                                                  Three months ended                 Six months ended
                                                       June 30,                           June 30,
                                                2005             2004             2005             2004
                                       -------------    -------------    -------------    -------------
REVENUES
Licensing revenue                      $      85,652    $      30,064    $      99,438    $      45,037
                                       -------------    -------------    -------------    -------------
Total Revenue                                 85,652           30,064           99,438           45,037


OPERATIING EXPENSES
General and administrative                   160,544          233,427          303,272          371,737
Sales & marketing                             44,461           70,395          247,741           76,505
Consulting                                    11,600            1,250           33,100          291,330
Legal & accounting                            67,449           27,199          112,526           27,199
Interest expense                               2,244                0            4,581                0
Amortization and depreciation                101,821          101,821          203,642          101,821
                                       -------------    -------------    -------------    -------------
Total Operating Expenses                     388,119          434,092          904,862          868,592


Net (Loss)                             ($    302,467)   ($    404,028)   ($    805,424)   ($    823,555)
                                       =============    =============    =============    =============


(LOSS) INCOME PER SHARE:
Basic and diluted (loss) per share     ($       0.00)   ($       0.00)   ($       0.00)   ($       0.01)


WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and diluted                      182,794,325      171,108,045      182,647,916      132,712,769
                                       =============    =============    =============    =============


See accompanying notes to these unaudited consolidated financial statements.

             MEDIAMAX TECHNOLOGY CORPORATION (FKA QUIET TIGER, INC.)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    UNAUDITED

                                                               Paid-In     Stock Subscriptions  Deferred   Accumulated
                                         Shares     Amount     Capital    Options  Receivable Compensation  (Deficit)        Total
                                     ------------ --------- ----------- ---------- ---------- ------------ ------------ -----------
Balance at December 31, 2003           55,432,778 $  55,433 $ 7,408,951  $ 100,500  $       0  $         0 ($ 8,028,064) ($ 463,180)
Shares issued in private placement
  for cash                             17,690,476    17,690     612,310                                                     630,000
Shares issued for debt                 17,337,738    17,337     510,095                                                     527,432
Shares issued for exclusive marketing
  agreement                            64,000,000    64,000   1,856,000                                                   1,920,000
Shares issued for services             21,050,000    21,050     612,950                           (165,000)                 469,000
Net (Loss) for the six months ended
  June 30, 2004                                                                                                (823,555)   (823,555)
                                     ------------ --------- ----------- ---------- ---------- ------------ ------------ -----------
Balance at June 30, 2004              175,510,992   175,510  11,000,306    100,500          0     (165,000)  (8,851,619)  2,259,697
                                     ============ ========= =========== ========== ========== ============ ============ ===========


Balance at December 31, 2004          181,894,325 $ 181,894 $11,413,922  $ 100,500  $       0  $         0 ($ 9,568,805) $2,127,511
Shares issued for services                500,000       500      21,000     21,500
Shares issued for payables                400,000       400      13,600     14,000
Net (Loss) for the six months ended
  June 30, 2005                          (805,424) (805,424)
                                     ------------ --------- ----------- ---------- ---------- ------------ ------------ -----------
Balance at June 30, 2005              182,794,325 $ 182,794 $11,448,522  $ 100,500  $       0  $         0 ($10,374,229) $1,357,587
                                     ============ ========= =========== ========== ========== ============ ============ ===========

See accompanying notes to these unaudited consolidated financial statements.

             MEDIAMAX TECHNOLOGY CORPORATION (FKA QUIET TIGER, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                           Three months ended              Six months ended
                                                                                  June 30,                     June 30,
                                                                            2005          2004           2005           2004
                                                                     -------------- -------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) for the period                                                (302,467)      (404,028)      (805,424)      (823,555)
   Adjustments to reconcile net
     cash used by operations:
       Amortization and depreciation expense                                101,821        101,821        203,642        101,821
       Common stock issued for services                                           0         86,500         35,500        439,000
       Common stock issued for payables                                           0         11,681              0         11,681
Changes in assets and liabilities:
       (Increase)/decrease  in  receivable from affiliates                  169,889        (39,663)       253,706       (183,097)
       (Increase)/decrease  in  deferred reorganization costs                (6,847)             0        (72,915)             0
       (Increase)/decrease  in  prepaid expenses                                  0              0              0              0
       (Increase)/decrease  in  deposits                                          0           (479)             0           (479)
       Increase/(decrease) in accounts payable                               33,690         (6,660)       281,142         27,309
       Increase/(decrease) in payable to affiliates                               0         76,766              0         67,148
       Increase/(decrease) in accrued interest                                2,244              0          4,581              0
                                                                        -----------    -----------    -----------    -----------
Net cash (used) by operating activities                                      (1,670)      (174,062)       (99,768)      (360,172)
                                                                        -----------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for equipment                                                           0              0              0         (7,714)
Investment in DarkNoise Technologies                                              0        (20,000)             0        (70,000)
Cash payment on assumed debt under exclusive marketing agreement                  0              0              0        (25,000)
                                                                        -----------    -----------    -----------    -----------
Net cash (used) in investing activities                                           0        (20,000)             0       (102,714)
                                                                        -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock                                                0        300,000        100,000        630,000
Proceeds from sale of debenture                                                   0              0              0              0
                                                                        -----------    -----------    -----------    -----------
Net cash (used) in financing activities                                           0        300,000        100,000        630,000
                                                                        -----------    -----------    -----------    -----------

Net Increase (decrease) in cash                                              (1,670)       105,938            232        167,114
Cash at beginning of period                                                   2,742         62,016            840            840
                                                                        -----------    -----------    -----------    -----------
Cash at end of period                                                         1,072        167,954          1,072        167,954
                                                                        ===========    ===========    ===========    ===========

Interest expense                                                        $     2,244    $         0    $     4,581    $         0

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of 64,000,000 common shares and assumption of                  $         0    $         0    $         0    $ 2,028,860
 $108,860 of debt for and exclusive  marketing agreement with
 SunnComm International Inc.

Issuance of common shares for unearned services                         $         0    $    82,500    $         0    $   165,000

Payment of debenture and accrued interest for 886,073                   $         0    $         0    $         0    $    26,582
 common shares

Payment of debt to affiliates for 16,305,653 common shares              $         0    $         0    $         0    $   489,169

Issuance of 1,000,000 shares for consulting fees pertaining             $         0    $         0    $         0    $    30,000
 to acquisitions

See accompanying notes to these unaudited consolidated financial statements.

                         MEDIAMAX TECHNOLOGY CORPORATION
                             (FKA QUIET TIGER, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2005

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

On June 11, 2005, the Company entered into an Agreement and Plan of Merger (the "Agreement") with SunnComm International, Inc. ("SunnComm"). The Agreement provides for the Company to acquire SunnComm in a reverse merger and supersedes the non-binding letter of intent previously agreed to by both companies on March 30, 2005.

The Agreement provides for the issuance of the Company's common shares in exchange for all of the outstanding common shares of SunnComm on a one-for-one basis. The consummation of the merger is subject to the issuance of a fairness opinion from an independent valuation expert. Additional conditions to the consummation of the merger include, but are not limited to, audited financial statements, the registration with the SEC of the Company's shares to be issued in the transaction and shareholder approval of the merger by a majority of the shareholders of both companies.

The Agreement provides for the directors of SunnComm to become board members of the Company and for SunnComm's president, Peter H. Jacobs, to serve as the Chief Executive Officer. It also provides for an amendment to the existing exclusive marketing agreement with SunnComm whereby any defaults on the part of the Company are waived by SunnComm through July 31, 2005, and the earliest that SunnComm can exercise any right of termination due to any default by the Company is March 31, 2006.

On June 30, 2005 the Company filed its third post effective amendment to a registration statement originally filed on June 29, 2004 with the Securities and Exchange Commission which registered 96,290,414 common shares owned by SunnComm International, Inc. The registration statement allows SunnComm International Inc. to sell the registered shares in accordance with the plan of distribution described in the registration statement.

GOING CONCERN AND OPERATIONS

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

At June 30, 2005, the Company had negative working capital of $381,011 which is not sufficient working capital to fund its planned operations during the next twelve months.

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

During the second quarter of 2005 the Company issued options to purchase 83,333 common shares at $.20 per share to an employee.

Common stock equivalents outstanding at June 30 were as follows:


                                   ------------------------------------------------------
                                             2005                        2004
                                        # of   Avg. Exercise        # of    Avg. Exercise
                                      common     price per        common       price per
                                      shares       share          shares        share
Outstanding stock options
convertible into common stock

Options Outstanding (1)              460,329          $0.234     126,996           $0.320


Outstanding warrants
convertible into common stock

Warrants Outstanding (2)             900,000          $0.920           0           $0.000


Outstanding Notes
convertible into common stock

Convertible Notes                  6,000,000          $0.025           0           $0.000
 Outstanding (3)


(1)  All options issued and outstanding expire on October 30, 2007.
(2) A total of 500,000 issued and outstanding warrants at a strike price at $.25 per share expire on June 30, 2006. A total of 400,000 issued and outstanding warrants at a weighted average strike price of $1.75 per share ranging from $.25 per share to $5.00 per share all expire on September 30, 2006.
(3) Three debentures totaling $150,000 are convertible at $.025 per share into 6,000,000 common shares at the option of the Holder and all expire on December 31, 2006. Accrued interest at June 30, 2005 of $4,748 is also convertible into 189,917 shares of common stock at $.025 per share at the option of the Holder.


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

DEFERRED REORGANIZATION COSTS

On June 11, 2005, the Company entered into an Agreement and Plan of Merger (the "Agreement") with SunnComm International, Inc. ("SunnComm"). The Agreement provides for the Company to acquire SunnComm in a reverse merger and supersedes the non-binding letter of intent previously agreed to by both companies on March 30, 2005. The Company has incurred $72,915 of costs pertaining to the Agreement to acquire all of the outstanding common shares of SunnComm International Inc. on a proposed 1 for 1 exchange ratio subject to certain conditions.

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

EXCLUSIVE MARKETING AGREEMENT

On June 11, 2005 the Exclusive Marketing Agreement, "Marketing Agreement", was amended as part of the Definitive Agreement for the Company to acquire SunnComm in a reverse merger. The agreement prohibited SunnComm to terminate the Marketing Agreement prior to March 31, 2006 and relieved the Company from its obligation to advance cash to SunnComm for advance royalty payments until July 31, 2005. All the other terms of the original Marketing Agreement remained the same.

On March 4, 2004 the written consent, of a majority of disinterested outstanding common share holders of record at February 4, 2004 of the Company, became effective to approve the issuance of 10,152,704 restricted common shares valued by the Company at $.03 per share to SunnComm Technologies, Inc., "SunnComm", for $304,581 of debt incurred for cash advances and administrative and overhead expenses charged to the Company and to approve the issuance of 64,000,000 restricted common shares valued by the Company at $.03 per share for a total consideration of $1,920,000 to SunnComm and the assumption of a $110,000 outstanding debt due to a consultant for an Exclusive Marketing Agreement with its commercial copy protection technology on CD's and all of its continuing upgrades. The Agreement provides the Company with 40% of the revenues derived from all existing licensing agreements held by SunnComm and future revenue generating agreements for the technology. When annual gross revenues of $3.6 million are achieved, the Company will receive 50% of the licensing revenues. The agreement also requires the Company to advance $138,000 a month against future royalties and an additional $12,000 for services being provided by SunnComm. The Exclusive Marketing Agreement gives the Company the exclusive marketing rights for SunnComm's optical media enhancement and control technologies. Under the terms of the Exclusive Marketing Agreement, the Company must pay for all of its sales and marketing costs and SunnComm must pay for all of its development and upgrade costs. SunnComm also agreed to indemnify the Company against consumer complaints and product related litigation.


ACCOUNTS PAYABLE

The Company's accounts payable are comprised of vendors that it deals with on a month to month basis. Included in accounts payable is a liability of $283,860 to an entertainment consultant for marketing services.

CONVERTIBLE NOTES

The Company has three convertible promissory notes outstanding to the same holder for a total of $150,000 at 8% per annum. All accrued interest and principal on all three notes are due and payable in one balloon payment in full on December 31, 2006. Accrued interest at June 30, 2005 on all notes was $4,748.

COMMITMENTS AND CONTINGENCIES


Operating Lease


The Company leases office space pursuant to a non-cancelable operating lease agreement. Future minimum lease payments pursuant to the lease as of June 30, 2005 were as follows:

         2005        24,133

         2006         7,100
                   --------
                    $31,233
                   ========

Rent expense was $23,982 for the six months ended June 30, 2005.



Exclusive Marketing Agreement

On June 11, 2005 the Company entered into an Amended Exclusive Marketing Agreement with SunnComm to market its commercial copy protection technology on CD's and all of its continuing upgrades. The exclusivity lasts as long as the Company is current in its payments and will continue in perpetuity. The Agreement provides the Company with approximately 50% of the revenues derived from all existing licensing agreements held by SunnComm for the technology and after July 31, 2005 it requires the Company to advance $138,000 a month against future royalties and an additional $12,000 for services being provided by SunnComm. The Exclusive Marketing Agreement gives the Company the exclusive marketing rights for SunnComm's optical media enhancement and control technologies. Under the terms of the Exclusive Marketing Agreement, the Company must pay for all of its sales and marketing costs and SunnComm must pay for all of its development and upgrade costs.

DarkNoise Development and Royalty Agreements

On March 18, 2005, the Company reached a definitive agreement with DarkNoise to transfer only intellectual property and select equipment including inventions, pending patents, research and development and property relating to current joint development initiatives as consideration for the $70,000 previously advanced. The Company plans to further develop the technology in order to ensure effectiveness and compatibility with SunnComm's MediaMax technology. The Company intends to share the research and development to date and the intellectual property with SunnComm and one of its strategic technology partners in the academic community, which specializes in audio processing and music engineering. It is anticipated that this methodology could yield substantial incremental levels of protection within SunnComm's MediaMax technology.

Once developed and integrated, the Agreement requires the Company to undertake sales and marketing of the product. DarkNoise will receive a 25% royalty on the incremental net revenues generated by the inclusion of the technology with the product or products being marketed by the Company at that time.

Consulting Agreements

On January 7, 2005 the Company contracted with Edgecombe Consulting, LLC, "Edgecombe", for consulting services pertaining to a potential merger with SunnComm International, Inc. and to seek potential joint venture partners. The agreement provides for Edgecombe to receive a total of 1,400,000 restricted common shares at the rate of 350,000 restricted common shares at the end of each quarter until December 31, 2005. The Company owed Edgecombe 700,000 restricted common shares at June 30, 2005.

On April 15, 2005, the Company signed an agreement with a broker dealer to raise approximately $5 million for the Company by July 31, 2005 and to provide advisory services pertaining to the proposed acquisition of SunnComm. The agreement expired on July 31, 2005. During the term of the agreement, the Company made payments totaling $30,000 for an Advisory Fee and unaccountable expenses.

STOCKHOLDERS' EQUITY

During the first quarter of 2005, the Company issued a total of 900,000 common shares at a fair value of $35,500 under its 2004 Employee and Consultants Stock Compensation Plan to an individual for legal and consulting services.

The Company did not issue any shares during the second quarter of 2005.

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

On March 4, 2004 the written consent, of a majority of disinterested outstanding common share holders of record at February 4, 2004 of the Company, became effective to approve the issuance of 10,152,704 restricted common shares valued by the Company at $.03 per share to SunnComm Technologies, Inc., "SunnComm", for $304,581 of debt incurred for cash advances and administrative and overhead expenses charged to the Company and to approve the issuance of 64,000,000 restricted common shares valued by the Company at $.03 per share for a total consideration of $1,920,000 to SunnComm and the assumption of a $110,000 outstanding debt due to a consultant for an Exclusive Marketing Agreement with its commercial copy protection technology on CD's and all of its continuing upgrades.

At December 31, 2004, the Company fully impaired the floppy disk refurbishing The equipment is currently idle in a storage facility waiting to be put to productive use.

On June 11, 2005, the Company entered into an Agreement and Plan of Merger (the "Agreement") with SunnComm International, Inc. ("SunnComm"). The Agreement provides for the Company to acquire SunnComm in a reverse merger and supersedes the non-binding letter of intent previously agreed to by both companies on March 30, 2005.

The Agreement provides for the issuance of the Company's common shares in exchange for all of the outstanding common shares of SunnComm on a one-for-one basis. The consummation of the merger is subject to the issuance of a fairness opinion from an independent valuation expert. Additional conditions to the consummation of the merger include, but are not limited to, audited financial statements, the registration with the SEC of the Company's shares to be issued in the transaction and shareholder approval of the merger by a majority of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

shareholders of both companies. Additionally, it provides for the directors of SunnComm to become board members of the Company and for SunnComm's president, Peter H. Jacobs, to serve as the Chief Executive Officer.

In conjunction with the Agreement, the Company entered into an amended Exclusive Marketing Agreement, "Marketing Agreement", as part of the Definitive Agreement for the Company to acquire SunnComm in a reverse merger. The Marketing Agreement prohibited SunnComm from terminating the Marketing Agreement prior to March 31, 2006 and relieved the Company from its obligation to advance cash to SunnComm for advance royalty payments until July 31, 2005. All the other terms of the original Marketing Agreement remained the same.

The Agreement provides the Company with 40% of the revenues derived from all existing licensing agreements held by SunnComm and future revenue generating agreements for the technology. When annual gross revenues of $3.6 million are achieved, the Company will receive 50% of the licensing revenues. The agreement also requires the Company to advance $138,000 a month against future royalties and an additional $12,000 for services being provided by SunnComm. The Exclusive Marketing Agreement gives the Company the exclusive marketing rights for SunnComm's optical media enhancement and control technologies. Under the terms of the Exclusive Marketing Agreement, the Company must pay for all of its sales and marketing costs and SunnComm must pay for all of its development and upgrade costs. SunnComm also agreed to indemnify the Company against consumer complaints and product related litigation.

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

Results of Operations:

Comparison of the Three and Six Months Ended June 30, 2005 and 2004

During the first quarter of 2004 the Company was no longer considered a development stage company as a result of revenue generated during that quarter and anticipated recurring revenue under licensing agreements covered under the exclusive marketing agreement with SunnComm International Inc.

The Company recognized $99,438 of revenue during the first six months of 2005 which was more than double the $45,037 of revenue during the first six months of 2004. During the three months ended June 30, 2005, the Company generated $85,652 of revenue which was almost three times the $30,064 of revenue generated during the three months ended June 30, 2004. All revenues were from licensing revenue for the MediaMax product. The revenue during the six months ended June 30, 2005 was from 17 record labels of which approximately 40% were independent and during the six months ended June 30, 2004, revenue was generated from 19 record labels of which approximately 36% were independent.

During the six months ended 2005, general and administrative expenses was comprised of $158,114 of payroll expenses & employee benefits, $72,000 of
administrative  support  fees  from  SunnComm,   $33,288  of  investor  relation

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

expenses, $31,600 of rent and telephone expenses, and $8,270 of miscellaneous office expenses.

Payroll expense requiring cash expenditures during the six months ended 2005 was $51,625 more than the six months ended 2004 due to salary increases and employee benefits. Payroll expense and benefits were $16,881 less during the three months ended June 30, 2005 than the same period ended 2004 largely due to health insurance expenses.

Administrative support fees during the six months ended 2005 were $24,000 greater than 2004 because the exclusive marketing agreement had only been in effect for one month during the first quarter 2004. There was no difference the three months ended June 30, 2005 compared to the same period ended 2004.

Investor relation expense during the six months ended 2005 was $24,397 greater than the same period ended 2004 because the Company incurred significant expenses pertaining to a shareholder meeting during April 2005. The higher amount of $16,596 during the three months ended 2005 as compared to 2004 was caused for the same reason.

Rent and telephone expenses only was $3,367 higher during the six months ended June 30, 2005 as compared to 2004. The difference was mainly caused from increased marketing activity during the three months ended June 30, 2005 which was $4,230 greater than the same period ended June 30, 2004.

Sales and marketing expenses of $247,741 during the six months ended June 30, 2005 was significantly greater than the $76,505 incurred during the same period ended 2004. The difference was due to a consulting fee of $200,000 paid to Artie Ripp, an entertainment consultant, during the first quarter of 2005. Mr. Ripp was historically successful in the negotiating and obtaining a licensing agreements with Universal, EMI and Koch from which the Company would receive 40% of the revenues. There was no difference the three months ended June 30, 2005 compared to the same period ended 2004.

During the first quarter of 2004 the Company paid for $300,000 of consulting fees with 10,000,000 restricted common shares for consulting pertaining to general corporate matters for which $270,000 was allocated and to potential acquisitions for which $30,000 was allocated. The Company also paid $20,880 in cash for consulting services pertaining to the Company getting listed on the Frankfurt and Berlin stock exchanges and to salespersons for contacting potential customers after the signing of the exclusive marketing agreement. Expenses of $30,000 were incurred during the first six months of 2005 to a broker dealer for their work in preparing a report for the board of directors of the Company pertaining to the reasonableness of a proposed one share for one share Exchange Ratio between the Company and SunnComm in a proposed acquisition of SunnComm subject to an independent fairness opinion.

During the six months ended 2005 the Company incurred $112,526 of legal and accounting expenses pertaining to proposed financings and the public reporting requirements of the Company. Expenses for the same period ended 2004 were $27,199 because the Company was only incurring accounting expenses for its 1934 Act reporting requirements. Expenses during the three months ended June 30, 2005 were about 2.5 times that of the same period during 2004 for the same reason.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest expense of $2,244 and $4,581 for the three and six months ended June 30, 2005, respectively, were from three convertible notes totaling $150,000 accruing interest at 8% per annum. The convertible notes were not outstanding during the same periods during 2004.


Liquidity and Capital Resources:

At June 30, 2005 the Company had $1,072 of cash included in its $84,262 of current assets. The Company had $465,273 of current payables leaving a working capital deficit of $381,011.

During the first quarter of 2005, the Company raised $100,000 in cash from the issuance of convertible promissory notes accruing interest at 8% per annum that are convertible into common shares of the Company at $.025 per share.

During the first quarter of 2004, the Company raised $330,000 in from three accredited investors for restricted common stock. The Company also retired $515,751 of debt by issuing 17,191,726 restricted common shares primarily to affiliates. The Company raised an additional $300,000 in cash during the second quarter 2004 from an accredited investor for 2,500,000 restricted common shares and warrants to purchase an additional 500,000 common shares at $.25 per share.

During the second quarter of 2005 the Company entered into a definitive agreement with SunnComm to acquire all of its shares in a 1 share for 1 share exchange. Significant expenses were incurred prior to the issuance of the offer and the drafting of the definitive agreement which were paid for with cash and common shares of the Company. Expenses of $72,915 at June 30, 2005 pertaining to the acquisition have been capitalized.

SunnComm advanced $244,950 in cash to the Company and paid expenses on behalf of the Company which, after second quarter revenue collected by SunnComm and the administration fee owed to SunnComm, reduced the Company's receivable from SunnComm for advances against future royalties by $253,706 during the six months ended June 30, 2005.

On June 11, 2005 the Exclusive Marketing Agreement, "Marketing Agreement", was amended as part of the Definitive Agreement for the Company to acquire SunnComm in a reverse merger. The agreement prohibited SunnComm from terminating the Marketing Agreement prior to March 31, 2006 and relieved the Company from its obligation to advance cash to SunnComm for advance royalty payments until July 31, 2005. All the other terms of the original Marketing Agreement remained the same.

During the first quarter of 2004 the Company entered into an Exclusive Marketing Agreement with SunnComm to sell its MediaMax technology. The agreement requires the Company to advance $138,000 a month in cash against future royalty payments in order to maintain the exclusivity. The Company made its first payment during March 2004.

On April 15, 2005, the Company signed an agreement with a broker dealer to raise approximately $5 million for the Company by July 31, 2005 and to provide advisory services pertaining to the proposed acquisition of SunnComm. The agreement expired on July 31, 2005. During the term of the agreement, the Company made payments totaling $30,000 for an Advisory Fee and unaccountable expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company is currently in discussions with new prospective parties regarding the financing of the Company. The Company and SunnComm believe that they will jointly need a minimum of $3 million to continue their respective operations and complete the anticipated acquisition of SunnComm over the ensuing months. An additional $2 million will be required to develop and market additional technologies which both companies believe are needed to maintain a competitive edge in the marketplace.


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

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual general shareholder meeting on on April 29, 2005 in Phoenix, Arizona for all shareholders of record at March 30, 2005. The meeting involved the election of three directors to each serve a three year term on the board of directors. The directors elected were Wade P. Carrigan, Albert Golusin and William H. Whitmore, Jr., resulting in there being a total of three total directors in the company.

The two matters voted upon by the shareholders were the election of the directors as a group and the appointment of Semple & Cooper LLP as independent registered public accountants to audit the Company's financial statements for the year 2005. A total of 165,559,840 votes were in favor of the two matters put before the shareholders which represented 100% of all of the votes cast. There were no abstentions or negative votes.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits

          31.1 Quarterly  Certification  of Chief Executive  Officer Pursuant To
               Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Quarterly  Certification  Chief  Financial  Officer  Pursuant  To
               Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certificate  of Chief  Executive  Officer  pursuant  to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

          32.2 Certificate  of Chief  Financial  Officer  pursuant  to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

          (1) Form 8-K filed on June 11, 2005 for definitive agreement of the company to acquire SunnComm International, Inc.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         MEDIAMAX TECHNOLOGY CORPORATION


     Signatures                      Title                           Date
     ----------                      -----                           ----

  /s/ William H. Whitmore, Jr.   Chief Executive Officer      August 10, 2005
   ------------------------
      William H. Whitmore, Jr.

  /s/ Albert A. Golusin          Chief Financial Officer      August 10, 2005
   ------------------------
      Albert A. Golusin