Form 10QSB
period 2005-09-30
MediaMax Technology CORP
filed 2005-11-15
CIK 1057024

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 2005

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

Yes  [X]           No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class                           Outstanding at September 30, 2005
------------------------------            -----------------------------
Common Stock, par value $0.001                       183,794,325

================================================================================



             MEDIAMAX TECHNOLOGY CORPORATION (FKA QUIET TIGER, INC.)
                              INDEX TO FORM 10-QSB

Page
PART I. FINANCIAL INFORMATION

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheet as of September 30, 2005 (unaudited)......... 3

     Consolidated Statements of Operations for the three months ended September 30, 4 2005 and 2004 and the nine months ended September
     30, 2005 and 2004 (unaudited)........................................... 4

     Consolidated  Statements of Changes in  Stockholders'  Equity for
     the nine months 5 ended September 30, 2005 and 2004  (unaudited)........ 5

     Consolidated Statements of Cash Flow for the three months ended September 30, 2005 6 and 2004 and the nine months ended September
     30, 2005 and 2004 (unaudited)........................................... 6

     Notes to Consolidated  Financial  Statements for the three months ended  September 8 30,  2005 and 2004 and the nine  months  ended
     September 30, 2005 and 2004............................................. 7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................. 17

Item 3. Controls and Procedures ............................................ 25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings .................................................. 26

Item 2. Changes in Securities .............................................. 26

Item 3. Defaults Upon Senior Securities .................................... 27

Item 4. Submissions of Matters to a Vote of Security Holders ............... 27

Item 5. Other Information .................................................. 27

Item 6. Exhibits and Reports on Form 8-K ................................... 27

Signatures ................................................................. 32

                         MEDIAMAX TECHNOLOGY CORPORATION
                              FKA QUIET TIGER INC.
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED
                              At September 30, 2005

ASSETS

CURRENT ASSETS:
   Cash                                                            $      2,025
   Deferred reorganization costs                                         80,165
                                                                   ------------
Total current assets                                                     82,190

OTHER ASSETS:
   Furniture and equipment, net                                           5,446
   Finance fee                                                          250,000
   Investments                                                          100,000
   Exclusive marketing agreement, net                                 1,420,202
   Deposits                                                              11,129
                                                                   ------------
Total assets                                                       $  1,868,967
                                                                   ============


LIABILITIES
CURRENT
   Accounts payable                                                $    510,107
   Advances due to affiliate                                             37,197
                                                                   ------------
Total current liabilities                                               547,304

   Note payable                                                         150,000
                                                                   ------------
Total liabilities                                                       697,304
                                                                   ------------

STOCKHOLDERS' EQUITY

 Preferred stock, $.001 par value,                                            0
   50,000,000 shares authorized, none issued
Common stock, $.001 par value, 350,000,000 shares                       183,794
   authorized, 182,794,325 issued and outstanding

Additional paid-in capital                                           11,485,022
Additional paid-in capital stock options                                647,453
Accumulated (deficit)                                               (11,144,606)
                                                                   ------------
Total stockholders' equity                                            1,171,663
                                                                   ------------

Total liabilities and stockholders' equity                         $  1,868,967
                                                                   ============

See accompanying notes to these unaudited consolidated financial statements.

                         MEDIAMAX TECHNOLOGY CORPORATION
                              FKA QUIET TIGER INC.
                      CONSOLIDATED STATEMENTS OF OPERATION
                                    UNAUDITED


                                                 Three months ended                 Nine months ended
                                                     September 30,                     September 30,
                                             2005             2004             2005             2004
                                       -------------    -------------    -------------    -------------
REVENUES
Licensing revenue                      $      68,369    $      20,596    $     167,807    $      65,633
                                       -------------    -------------    -------------    -------------
Total Revenue                                 68,369           20,596          167,807           65,633


OPERATIING EXPENSES
General and administrative                   137,900          215,150          441,172          585,832
Sales & marketing                              6,335           24,816          254,076          101,576
Stock based compensation to                  584,453                0          584,453                0
 outside third parties
Consulting                                         0                0           33,100          292,130
Legal & accounting                             4,464           15,063          116,990           42,262
Interest expense                               3,773                0            8,354                0
Amortization and depreciation                101,821          101,821          305,463          203,642
                                       -------------    -------------    -------------    -------------
Total Operating Expenses                     838,746          356,850        1,743,608        1,225,442


Net (Loss)                             ($    770,377)   ($    336,254)   ($  1,575,801)   ($  1,159,809)
                                       =============    =============    =============    =============


(LOSS) PER SHARE:
Basic and diluted (loss) per share     ($       0.00)   ($       0.00)   ($       0.01)   ($       0.01)


WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic and diluted                      183,120,412      177,630,521      182,807,146      147,794,642
                                       =============    =============    =============    =============


See accompanying notes to these unaudited consolidated financial statements.

             MEDIAMAX TECHNOLOGY CORPORATION (FKA QUIET TIGER, INC.)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    UNAUDITED

                                                               Paid-In      Stock Subscriptions  Deferred  Accumulated
                                        Shares      Amount     Capital     Options  Receivable Compensation (Deficit)       Total
                                     ------------ ---------- ----------- ---------- ---------- ---------- ------------ ------------
Balance at December 31, 2003           55,432,778 $   55,433 $ 7,408,951 $  100,500         0  $       0 ($ 8,028,064)   ($463,180)
Shares issued in private placement for
  cash                                 20,740,476     20,740     779,260       --        --         --           --        800,000
Shares issued for debt                 17,337,738     17,338     510,094       --        --         --           --        527,432
Shares issued for exclusive marketing
agreement                              64,000,000     64,000   1,856,000       --        --         --           --      1,920,000
Shares issued for services             24,383,333     24,383     859,617       --        --      (82,500)        --        801,500
Net (Loss) for the nine months ended
 Sept 30, 2004                               --         --          --         --        --         --     (1,159,809)  (1,159,809)
                                     ------------ ---------- ----------- ---------- ---------- ---------- ------------ ------------
Balance at September 30, 2004         181,894,325 $  181,894 $11,413,922 $  100,500  $       0  (  82,500)($ 9,187,873)$  2,425,943
                                     ============ ========== =========== ========== ========== ========== ============ ============




Balance at December 31, 2004          181,894,325 $  181,894 $11,413,922 $  100,500  $       0  $       0 ($ 9,568,805)   2,127,511
Shares issued for services              1,500,000       1,500     57,500       --         --         --           --         59,000
Shares issued for debt                    400,000         400     13,600       --         --         --           --         14,000
Fair value of options issued to
third parties                                --         --          --      546,953       --         --           --        546,953
Net (Loss) for the nine months ended
 Sept 30, 2005                               --         --          --         --         --         --     (1,575,801)  (1,575,801)
                                     ------------ ---------- ----------- ---------- ---------- ----------  ----------- ------------
Balance at September 30, 2005         183,794,325 $  183,794  11,485,022 $  647,453 $        0 $        0 ($11,144,606)$  1,171,663
                                     ============ ========== =========== ========== ========== ========== ============ ============

See accompanying notes to these unaudited consolidated financial statements.

             MEDIAMAX TECHNOLOGY CORPORATION (FKA QUIET TIGER, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                           Three months ended                 Nine months ended
                                                                               September 30,                     September 30,
                                                                           2005            2004          2005            2004
                                                                        -----------    -----------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss) for the period                                             ($  770,377)   ($  336,254)   ($1,575,801)   ($1,159,809)
   Adjustments to reconcile net
     cash used by operations:
       Amortization and depreciation expense                                101,821        101,821        305,463        203,642
       Fair value of options issued to third parties                        546,953              0        546,953              0
       Common stock issued for services                                      37,500         82,500         73,000        521,500
       Common stock issued for payables                                           0              0              0         11,681
Changes in assets and liabilities:                                                0
       (Increase)/decrease  in  receivable from affiliates                   47,472       (188,387)       301,178       (341,632)
       (Increase)/decrease  in  deferred reorganization costs                (7,250)             0        (80,165)             0
       (Increase)/decrease  in  deposits                                          0              0              0           (479)
       Increase/(decrease) in accounts payable                               41,061          7,774        322,203         35,083
       Increase/(decrease) in payable to affiliates                               0              0              0         37,296
       Increase/(decrease) in accrued interest                                3,773              0          8,354              0
                                                                        -----------    -----------    -----------    -----------
Net cash provided (used) by operating activities                                953       (332,546)       (98,815)      (692,718)
                                                                        -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for equipment                                                           0              0              0         (7,714)
Investment in DarkNoise Technologies                                              0              0              0        (70,000)
Cash payment on assumed debt under exclusive marketing agreement                  0              0              0        (25,000)
                                                                        -----------    -----------    -----------    -----------
Net cash (used) in investing activities                                           0              0              0       (102,714)
                                                                        -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock                                                0        170,000        100,000        800,000
Proceeds from sale of debenture                                                   0              0              0              0
                                                                        -----------    -----------    -----------    -----------
Net cash provided by financing activities                                         0        170,000        100,000        800,000
                                                                        -----------    -----------    -----------    -----------

Net Increase (decrease) in cash                                                 953       (162,546)         1,185          4,568
Cash at beginning of period                                                   1,072        167,954            840            840
                                                                        -----------    -----------    -----------    -----------
Cash at end of period                                                   $     2,025    $     5,408    $     2,025    $     5,408
                                                                        ===========    ===========    ===========    ===========

Interest expense                                                        $     3,773    $         0    $     8,354    $         0

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of 64,000,000 common shares and assumption of                  $         0    $         0    $         0    $ 2,028,860
 $108,860 of debt for and exclusive  marketing agreement with
 SunnComm International Inc.

Issuance of common shares for unearned services                         $         0    $    82,500    $         0    $   247,500

Payment of debenture and accrued interest for 886,073                   $         0    $         0    $         0    $    26,582
 common shares

Payment of debt to affiliates for 16,305,653 common shares              $         0    $         0    $         0    $   489,169

Issuance of 1,000,000 shares for consulting fees pertaining             $         0    $         0    $         0    $    30,000
 to acquisitions

Issuance of 1,000,000 shares for consulting fees pertaining             $    37,500    $         0    $    37,500    $         0
 to investor relations

Issuance of 3,333,333 common shares for commitment fee                  $         0    $   250,000    $         0    $   250,000

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

On November 2,2005 the Agreement was amended to provide for the recommendation to stockholders to elect to the Board of Directors of the post-Merger company a slate of six directors, including Kevin Clement, two designees of Granite Associates, Inc., an investment firm that has helped to arrange interim financings of SunnComm, and three designees of SunnComm, one of which will be Peter Jacobs. The Amendment contemplates that Mr. Jacobs will be elected to serve as the non-executive Chairman of the Board of Directors of the post-Merger company.

On November 14,2005 the Company's fifth post effective amendment to a registration statement originally filed on June 29, 2004 with the Securities and Exchange Commission which registered 96,290,414 common shares owned by SunnComm International, Inc. became effective. The registration statement allows SunnComm International Inc. to sell the registered shares in accordance with the plan of distribution described in the registration statement.

GOING CONCERN AND OPERATIONS

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

At September 30, 2005, the Company had negative working capital of $465,114 which is not sufficient working capital to fund its planned operations during the next twelve months.

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

LONG-LIVED ASSETS

On  January 1, 2002,  the  Company  adopted  SFAS No.  144  "Accounting  for the
Impairment or Disposal of Long-Lived Assets" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

During the second quarter of 2004 the Company issued options to purchase 83,333 common shares at $.20 per share and options to purchase 62,375 common shares at $.56 were cancelled. During the third quarter of 2004, the Company issued options to purchase 83,333 common shares at $.20 per share. Also during the third quarter, the Company issued warrants to purchase 900,000 common shares at strike prices from $.25 to $5.00 per share with expiration dates ranging from June 30, 2006 to September 30, 2006. During the fourth quarter of 2004 the Company issued options to purchase 83,333 common shares at $.20 per share. Also during the fourth quarter of 2004, the Company issued a $50,000 debenture convertible into 2,000,000 shares of common stock.

During the first quarter of 2005 the Company issued options to purchase 83,333 common shares at $.20 per share to an employee. Also during the first quarter of 2005 two convertible promissory notes were issued for $100,000 convertible into 4,000,000 common shares at $.025 per share. During the second quarter of 2005 the Company issued options to purchase 83,333 common shares at $.20 per share to an employee. During the third quarter of 2005 the Company issued options to purchase 83,333 common shares at $.20 per share to an employee.

Common stock equivalents outstanding at September 30 were as follows:


                                ------------------------------------------------------
                                            2005                     2004
                                     # of   Avg. Exercise     # of      Avg. Exercise
                                    common    price per     common        price per
                                    shares     share         shares         share
Outstanding stock options
convertible into common stock

Options Outstanding (1)            543,661   $    0.22   210,329   $    0.270


Outstanding warrants
convertible into common stock

Warrants Outstanding (2)        15,900,000   $    0.92   900,000   $    0.920


Outstanding Notes
convertible into common stock

Convertible Notes                6,340,821   $    0.02         0   $    0.000
 Outstanding (3)


(1) All options issued and outstanding expire on October 30, 2007. Authorized shares for issuance under the stock option plan are 543,661.

(2) A total of 500,000 issued and outstanding warrants at a strike price at $.25 per share expire on June 30, 2006. A total of 400,000 issued and outstanding warrants at a weighted average strike price of $1.75 per share ranging from $.25 per share to $5.00 per share all expire on September 30, 2006. A total of 15,000,000 issued and outstanding warrants at a strike price at $.0425 per share expire 45 days after the effective date of a registration statement for the 15,000,000 warrants.

(3) Three debentures totaling $150,000 are convertible at $.025 per share into 6,000,000 common shares at the option of the Holder and all expire on December 31, 2006. Accrued interest at September 30, 2005 of $8,521 is also convertible into 340,821 shares of common stock at $.025 per share at the option of the Holder.

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


DEFERRED REORGANIZATION COSTS

On June 11, 2005, the Company entered into an Agreement and Plan of Merger (the "Agreement") with SunnComm International, Inc. ("SunnComm"). The Agreement provides for the Company to acquire SunnComm in a reverse merger and supersedes the non-binding letter of intent previously agreed to by both companies on March 30, 2005. The Company has incurred $80,165 of costs pertaining to the Agreement to acquire all of the outstanding common shares of SunnComm International Inc. on a proposed 1 for 1 exchange ratio subject to certain conditions.

The Company anticipates incurring additional expenses prior to the successful acquisition of all of the outstanding common shares of SunnComm whereupon all costs incurred would be reclassified as a reorganization expense to stockholders equity. In the event that the Company is not successful it will expense all deferred reorganization costs within the period that the determination was made.


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


EXCLUSIVE MARKETING AGREEMENT


On March 4, 2004 the written consent, of a majority of disinterested outstanding common share holders of record at February 4, 2004 of the Company, became effective to approve the issuance of 10,152,704 restricted common shares valued by the Company at $.03 per share to SunnComm, for $304,581 of debt incurred for cash advances and administrative and overhead expenses charged to the Company and to approve the issuance of 64,000,000 restricted common shares valued by the Company at $.03 per share for a total consideration of $1,920,000 to SunnComm and the assumption of a $110,000 outstanding debt due to a consultant for an Exclusive Marketing Agreement with its commercial copy protection technology on CD's and all of its continuing upgrades. The Agreement provides the Company with 40% of the revenues derived from all existing licensing agreements held by SunnComm and future revenue generating agreements for the technology. When annual gross revenues of $3.6 million are achieved, the Company will receive 50% of the licensing revenues. The agreement also requires the Company to advance $138,000 a month against future royalties and an additional $12,000 for services being provided by SunnComm; however, the Company is not required to advance royalty payments through June 30,2006. The Exclusive Marketing Agreement gives the Company the exclusive marketing rights for SunnComm's optical media enhancement and control technologies. Under the terms of the Exclusive Marketing Agreement, the Company must pay for all of its sales and marketing costs and SunnComm must pay for all of its development and upgrade costs. SunnComm also agreed to indemnify the Company against consumer complaints and product related litigation.

On September 21,2005 the Amended and Restated Exclusive Marketing Agreement of June 11,2005 was amended as part of the Definitive Agreement for the Company to acquire SunnComm in a reverse merger. This Second Amended and Restated Exclusive Marketing Agreement will only become effective if the merger with SunnComm International Inc., "SunnComm" is terminated by SunnComm. In such an event, the Agreement provides for the Company to receive 100% of the royalties until all penalties and expenses are recovered, after which the Company would receive 50% of the royalties. All the other terms of the original Marketing Agreement remained the same. This amended agreement was consideration for the Company offering options on its common stock to potential investors of SunnComm.

ACCOUNTS PAYABLE

The Company's accounts payable are comprised of vendors that it deals with on a month to month basis. Included in accounts payable is a liability of $283,860 to an entertainment consultant for marketing services.

CONVERTIBLE NOTES

The Company has three convertible promissory notes outstanding to the same holder for a total of $150,000 at 8% per annum. All accrued interest and principal on all three notes are due and payable in one balloon payment in full on December 31, 2006. Accrued interest at September 30, 2005 on all notes was $8,521.


COMMITMENTS AND CONTINGENCIES

On November 14, 2005 the Company's fifth post effective amendment to a registration statement originally filed on June 29, 2004 with the Securities and Exchange Commission which registered 96,290,414 of the Company's common shares owned by SunnComm International, Inc. became effective. The registration statement allows SunnComm International Inc. to sell the registered shares in accordance with the plan of distribution described in the registration statement as part of a unit offering. The Company participated in the unit offering by offering Class A warrants to purchase up to 28,000,000 shares of the Company's stock at $.05 per share for two years after the unit is purchased by the investor. Additionally the Company agreed to provide Class B warrants to purchase up to 28,000,000 shares of the Company's stock at $.10 per share for five years after the unit is purchased by the investor.

In addition to the warrants issued to investors in the unit offering, the Company will issue Granite Associates, Inc., a registered broker-dealer, warrants to purchase such number of shares of the Company as shall have a fair market value equal to five percent of the total gross cash proceeds of the offering attributable to such investors introduced by the broker-dealer. In the event all units are sold by the broker-dealer, the Company anticipates having to issue the broker-dealer options to purchase approximately 3,378,919 common shares at an exercise price of approximately $.045 per share.

Operating Lease


The Company leases office space pursuant to a non-cancelable operating lease agreement. Future minimum lease payments pursuant to the lease as of September 30, 2005 were as follows:

         2005        $12,066

         2006          7,100
                   ---------
                    $ 19,166
                   =========

Rent expense for office and storage space was $42,709 for the nine months ended September 30, 2005.

The Company agreed to assist SunnComm in raising cash for the merger by offering warrants to prospective investors in exchange for the provisions to the Second Amended and Restated Exclusive Marketing Agreement. The contemplated securities for offering are described in the Company's fourth post effective amended registration statement.

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

Consulting Agreements

On January 7, 2005 the Company contracted with Edgecombe Consulting, LLC, "Edgecombe", for consulting services pertaining to a potential merger with SunnComm International, Inc. and to seek potential joint venture partners. The agreement provides for Edgecombe to receive a total of 1,400,000 restricted common shares at the rate of 350,000 restricted common shares at the end of each quarter until December 31, 2005. The Company owed Edgecombe 1,050,000 restricted common shares at September 30, 2005.


STOCKHOLDERS' EQUITY

During the first quarter of 2005, the Company issued a total of 900,000 common shares at a fair value of $35,500 under its 2004 Employee and Consultants Stock Compensation Plan to an individual for legal and consulting services.

On September 1, 2005 the Company issued 1,000,000 restricted shares at a fair value of $37,500 for shareholder relation services.

On August 30, 2005 the Company granted options to purchase 15,000,000 common shares at a strike price at $.0425 per share to expire 45 days after the effective date of a registration statement for the 15,000,000 options. The options were valued at $547,000 using the Black Scholes option pricing model with the following assumptions:

         Life: 17 months
         Volatility Factor: 252%
         % Risk Free Rate: 3.85%

SUBSEQUENT EVENTS

On November 2, 2005, the Company entered into a First Amendment to Agreement and Plan of Merger (the "Amendment") with SunnComm International, Inc. ("SunnComm"). The Amendment contemplates the resignation of William H. Whitmore, Jr. as the Chief Executive Officer and President of the Company and the appointment of Kevin Clement to serve as the Chief Executive Officer, President and Director of the Company, in each case as of November 21, 2005. Mr. Whitmore will remain as Executive Vice President and a member of the Board of Directors of the Company.

In connection with the Amendment, the Company entered into an employment agreement with Mr. Clement in which the Company agreed to issue to Mr. Clement, on or promptly after January 1, 2006, 4,450,000 MediaMax shares. In addition, the Company's Board has granted Mr. Clement three stock options to purchase a total of 26,700,000 shares, 8,900,000 of which are exercisable at $.0425 per share, 8,900,000 of which are exercisable at $.055 per share, and 8,900,000 of which are exercisable at $.070 per share. These options will vest over a three-year period, with one-third of them vesting on the first anniversary of the commencement of Mr. Clement's employment with the company and the balance vesting monthly over the succeeding two years. Mr. Clement's employment agreement has a term commencing on November 21, 2006 and ending on December 31, 2008.

The Amendment also contemplates that Peter Jacobs, the President and Chief Executive Officer of SunnComm, will assume the non-executive position of Chairman of the Board of Directors of the merged company from and after the effective time of the Merger. As part of this agreement, the Company agreed to retain Mr. Jacobs as a consultant and as its non-executive Chairman of the Board from the effective time of the Merger with SunnComm through June 30, 2007. Mr. Jacobs will be paid a consulting fee equal to $100,000 per annum for his services. In addition, the Company agreed to issue Mr. Jacobs 10,000,000 shares of the Company's common stock on or promptly after January 1, 2006, which shares he may cause the Company to repurchase for $.10 per share within 30 days following the second anniversary of the effective time of the SunnComm merger, and granted to Mr. Jacobs options to purchase 15,000,000 MediaMax shares, 10,000,000 of which are exercisable at $.05 per share and 5,000,000 of which are exercisable at $.075 per share. All such options vest in full upon the effective time of the Merger. The consulting agreement with Mr. Jacobs also includes standard releases of claims and non-disparagement, confidentiality and nonsolicitation provisions.

In addition, on November 2, 2005 the Company and SunnComm amended their Consulting Agreement with Granite Associates, Inc. whereby from November 2, 2005 until December 15, 2005, the Company and SunnComm agreed that they will not directly or indirectly, solicit, entertain proposals from, hold discussions or negotiations with, provide information to or otherwise cooperate in any way with any person or entity other than Granite Associates, Inc. concerning financings.

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

At December 31, 2004, the Company fully impaired the floppy disk refurbishing equipment. The equipment is currently idle in a storage facility waiting to be put to productive use.

On June 11, 2005, the Company entered into an Agreement and Plan of Merger (the " Agreement") with SunnComm International, Inc. ("SunnComm"). The Agreement provides for the Company to acquire SunnComm in a reverse merger and supersedes the non-binding letter of intent previously agreed to by both companies on March 30, 2005.

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

In conjunction with the Agreement, the Company entered into an Second Amended Exclusive Marketing Agreement on September 21,2005, "Marketing Agreement", as part of the Definitive Agreement for the Company to acquire SunnComm in a reverse merger. The Marketing Agreement prohibited SunnComm from terminating the Marketing Agreement prior to March 31, 2006 and relieved the Company from its obligation to advance cash to SunnComm for advance royalty payments until June 30, 2006. In the event SunnComm defaults on the Agreement, the Company will receive 100% of the royalties under the Marketing Agreement until all penalties and expenses are recovered, after which the Company would receive 50% of the royalties. All the other terms of the original Marketing Agreement remained the same.

The current Agreement provides the Company with 40% of the revenues derived from all existing licensing agreements held by SunnComm and future revenue generating agreements for the technology. When annual gross revenues of $3.6 million are achieved, the Company will receive 50% of the licensing revenues. The agreement also requires the Company to advance $138,000 a month against future royalties and an additional $12,000 for services being provided by SunnComm. The Exclusive Marketing Agreement gives the Company the exclusive marketing rights for SunnComm's optical media enhancement and control technologies. Under the terms of the Exclusive Marketing Agreement, the Company must pay for all of its sales and marketing costs and SunnComm must pay for all of its development and upgrade costs. SunnComm also agreed to indemnify the Company against consumer complaints and product related litigation.

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


Results of Operations:

Comparison of the Three Months Ended September 30, 2005 and 2004

The Company recognized $68,369 of revenue during the third quarter of 2005 compared to $20,596 during the third quarter of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

All revenue was generated through the Marketing Agreement with SunnComm. The revenue during the three months ended September 30, 2005 was from 14 record labels of which approximately 50% were independent compared to the same quarter in 2004, where revenue was generated from 17 record labels of which approximately 36% were independent.

During the three months ended 2005, general and administrative expenses was comprised of $76,520 of payroll expenses & employee benefits, $36,000 of administrative support fees from SunnComm, $5,337 of investor relation expenses, $18,067 of rent and telephone expenses, and $1,976 of miscellaneous office expenses.

Payroll cash compensation during the third quarter of 2005 compared to 2004 was comparable. Total payroll expense during the third quarter of 2004 was $161,808 which was comprised of $82,500 in stock compensation and the remaining $79,308 of cash compensation.

There was no difference in the $36,000 of administrative support fees from SunnComm for the three months ended September 30, 2005 compared to the same period ended 2004.

Investor relation expense of $5,337 during the three months ended 2005 was $1,264 greater than the same period ended 2004 because the Company incurred more expenses pertaining to news releases.

Rent and telephone expenses of $18,067 during the third quarter of 2005 was $5,153 higher than the third quarter of 2004. The difference was mainly caused from increased rent and higher telephone expenses from marketing activity.

Sales and marketing expenses of $6,335 during the three months ended September 30, 2005 was significantly less than the $24,816 incurred during the same period ended 2004. During the third quarter of 2005, the Company did not advertise in any trade publications whereas during the same period in 2004 over $13,000 was spent on advertising in trade publications.

During the third quarter of 2005 the Company paid for $18,100 of consulting fees with 1,000,000 restricted common shares for investor relation services in Europe. No consulting fees were incurred during the third quarter of 2004.

During the third quarter of 2005 the Company incurred $4,464 of legal and accounting expenses pertaining to proposed financings and the public reporting requirements of the Company. Expenses for the same period ended 2004 of $15,063 was largely comprised of $10,000 in legal fees for a financing agreement. The remaining $5,063 of fees during quarter three of 2004 were comparable to that of 2005.

Interest expense of $3,773 for the quarter ended September 30, 2005 was from three convertible notes totaling $150,000 accruing interest at 8% per annum. The convertible notes were not outstanding during the same periods during 2004.


Comparison of the Nine Months Ended September 30, 2005 and 2004

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company recognized $167,807 of revenue during the first nine months of 2005 which was more than double the $65,633 of revenue during the first nine months of 2004. All revenues were from the Marketing Agreement with SunnComm. The revenue during the nine months ended September 30, 2005 was from 24 record labels of which approximately 50% were independent and during the same period during 2004, revenue was generated from 24 record labels of which approximately 37% were independent.

During the nine months ended 2005, general and administrative expenses was comprised of $234,634 of payroll expenses & employee benefits, $108,000 of administrative support fees from SunnComm, $38,625 of investor relation expenses, $49,667 of rent and telephone expenses, and $10,244 of miscellaneous office expenses.

Payroll cash compensation during the first nine months of 2005 was $48,837 higher than the same period during 2004 because the Company did not have any payroll expense for the first two and one-half months during the 2004 period. Total payroll expense during the first nine months of 2004 was $437,297 which was comprised of $251,500 in stock compensation and the remaining $185,797 of cash compensation. There was no stock compensation during 2005.

Administrative support fees of $12,000 a month from SunnComm began in March 2004; therefore, administrative support fees for the nine months ended September 30,2005 were $108,000 compared to $84,000 for the same period during 2004.

Investor and shareholder relation expense of $38,625 during the nine months ended 2005 was $25,661 greater than the same period ended 2004 because the Company incurred more expenses pertaining to news releases and held a shareholder meeting during the period ended 2005.

Rent and telephone expenses during the nine months ended September 30,2005 was $8,520 higher than the same period ended 2004. The difference was mainly caused from increased rent and higher telephone expenses from marketing activity.

Sales and marketing expenses for the nine months ended September 30, 2005 was over twice that of the period ended 2004. The difference was due to a consulting fee of $200,000 incurred to Artie Ripp, an entertainment consultant, during the first quarter of 2005. Mr. Ripp was historically successful in the negotiating and obtaining a licensing agreements with Universal, EMI and Koch from which the Company would receive 40% of the revenues.

Expenses of $30,000 were incurred during the first nine months of 2005 to a broker-dealer for raising money to enable the merger between the Company and SunnComm. An additional $18,100 was incurred for investor relation expenses in Europe from the issuance of 1,000,000 restricted common shares during the third quarter of 2005. During the first quarter of 2004 the Company paid for $300,000 of consulting fees with 10,000,000 restricted common shares for consulting pertaining to general corporate matters for which $270,000 was allocated and to the acquisition of the DarkNoise technology for which $30,000 was allocated. The Company also paid $20,880 in cash for consulting services pertaining to the
Company getting listed on the Frankfurt and Berlin stock exchanges and to salespersons for contacting potential customers after the signing of the Marketing Agreement. Legal & accounting expenses during the nine months ended September 30, 2005 were over 2.5 times that of the same period during 2004 because of increased expenses pertaining to proposed financings and the public reporting requirements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest expense of $8,354 for the nine months ended September 30, 2005, was from three convertible notes totaling $150,000 accruing interest at 8% per annum. The convertible notes were not outstanding during the same period during 2004.

Liquidity and Capital Resources:

At September 30, 2005 the Company had $2,025 of cash included in its $82,190 of current assets. The Company had $547,304 of current payables leaving a working capital deficit of $465,114.

During the first quarter of 2005, the Company raised $100,000 in cash from the issuance of convertible promissory notes accruing interest at 8% per annum that are convertible into common shares of the Company at $.025 per share.

During the first quarter of 2004, the Company raised $330,000 in cash from three accredited investors for restricted common stock. The Company also retired $515,751 of debt by issuing 17,191,726 restricted common shares primarily to affiliates. The Company raised $300,000 in cash during the second quarter 2004 from an accredited investor for 2,500,000 restricted common shares and warrants to purchase an additional 500,000 common shares at $.25 per share. During the third quarter of 2004, the Company raised net cash of $170,000 with the issuance of 3,050,000 restricted common shares to two accredited investors.

During the second quarter of 2005 the Company entered into a definitive agreement with SunnComm to acquire all of its shares in a 1 share for 1 share exchange. Significant expenses were incurred prior to the issuance of the offer and the drafting of the definitive agreement which were paid for with cash and common shares of the Company. Expenses of $80,165 at September 30, 2005 pertaining to the acquisition have been capitalized.

During the nine months ended September 30,2005, SunnComm repaid all prior advances made by the Company and advanced an additional $37,197 after netting amounts due under the Exclusive Marketing Agreement, "Marketing Agreement".

On September 21, 2005 the Marketing Agreement, was amended as part of the Definitive Agreement for the Company to acquire SunnComm in a reverse merger. The agreement prohibited SunnComm from terminating the Marketing Agreement prior to March 31, 2006 and relieved the Company from its obligation to advance cash to SunnComm for advance royalty payments until June 30,2006. This Second Amended and Restated Exclusive Marketing Agreement will only become effective if the merger with SunnComm is terminated by SunnComm. In such an event, the Agreement provides for the Company to receive 100% of the royalties until all penalties and expenses are recovered, after which the Company would receive 50% of the royalties. All the other terms of the original Marketing Agreement remained the same.

On August 30,2005 the Company issued options to two accredited investors to purchase a total of 15,000,000 shares at $.0425 per share. The expiration date of the options will be 45 days after the effective date of a registration statement to register the options and the underlying stock to the options. The registration statement is planned to be filed after the merger is effective with SunnComm. The Company would receive $637,500 in the event that all of the options were exercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

During the nine months ended September 30,2005 the Company issued a total of 1,900,000 common shares at a fair value of $53,600 for professional services and investor relation services.

On November 14,2005 the Company's fifth post effective amendment to a registration statement originally filed on June 29, 2004 with the Securities and Exchange Commission which registered 96,290,414 the Company's common shares owned by SunnComm International, Inc. became effective. The Company participated in the unit offering of SunnComm by offering unregistered Class A warrants to purchase up to 28,000,000 shares of the Company's stock at $.05 per share for two years after the unit is purchased by the investor. Additionally the Company agreed to provide unregistered Class B warrants to purchase up to 28,000,000 shares of the Company's stock at $.10 per share for five years after the unit is purchased by the investor. In the event SunnComm sold all of the units and all warrants were exercised, the Company would receive $4,200,000.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 30,2005 the Company issued options to two accredited investors to purchase a total of 15,000,000 shares at $.0425 per share. The expiration date of the options will be 45 days after the effective date of a registration statement to register the options and the underlying stock to the options. The registration statement is planned to be filed after the merger is effective with SunnComm.

On September 1,2005 the Company issued 1,000,000 restricted common shares to two individuals for investor relation services. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

On November 14,2005 the Company's fifth post effective amendment to a registration statement originally filed on June 29, 2004 with the Securities and Exchange Commission which registered 96,290,414 the Company's common shares owned by SunnComm International, Inc. became effective. The aggregate price of the offering amount registered for the selling shareholder was solely for the purpose of calculating the registration fee pursuant to Rule 457 and it was not an indication of the actual value because there was no viable trading market in the Company's common stock. At November 14,2005 there was 62,310,521 registered shares held for sale. SunnComm has an agreement with Granite Associates, Inc., a registered broker-dealer, to sell 56,000,000 of the registered shares in two unit offerings by December 15,2005.

Offering I involves the offer of up to 14 million units, each of which includes two registered shares of MediaMax common stock offered under the prospectus, one Class A Warrant to purchase a restricted common share of MediaMax at an exercise price of $.05, and one Class B Warrant to purchase a restricted common share of MediaMax at an exercise price of $.10. The purchase price per unit is $.075. None of the Warrants, the shares purchasable thereunder, nor the units themselves are being offered under the registration statement. Only the registered shares of MediaMax common stock owned by SunnComm which comprise a portion of the units are being offered under the prospectus.

Offering II involves the offer of up to 14 million units, each of which includes two registered shares of MediaMax common stock offered under the prospectus, one restricted share of SunnComm common stock, one Class A Warrant to purchase a restricted common share of MediaMax at an exercise price of $.05, and one Class B Warrant to purchase a restricted common share of MediaMax at an exercise price of $.10. The purchase price per unit is $.105. None of the Warrants, the shares purchasable thereunder, the SunnComm restricted common stock, nor the units themselves are being offered under the prospectus. Only the registered shares of MediaMax common stock owned by SunnComm which comprise a portion of the units are being offered under the prospectus.

The Company will not receive any proceeds from the sale of the registered shares by the selling shareholder. The Company estimates that it has incurred approximately $20,000 in legal and accounting fees, none of which are owed or have been paid to directors, officers or affiliates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

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

     (b) Reports on Form 8-K

     NONE

         Exhibit 32.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MediaMax Technology Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William H. Whitmore, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     IN WITNESS WHEREOF, the undersigned has executed this certification as of the 1st day of November, 2005.


         /s/ William H. Whitmore, Jr.
         -----------------------------
         Chief Executive Officer

                       QUARTERLY CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,   William H. Whitmore, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of MediaMax Technology Corporation;

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

     IN WITNESS WHEREOF, the undersigned has executed this certification as of the 1st day of November, 2005.

         /s/ William H. Whitmore, Jr.
         -----------------------------
         Chief Executive Officer

         Exhibit 32.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MediaMax Technology Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Albert Golusin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     IN WITNESS WHEREOF, the undersigned has executed this certification as of the 1st day of November, 2005.

         /s/ Albert Golusin
         -----------------------------
         Chief Financial Officer

                       QUARTERLY CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,   Albert Golusin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of MediaMax Technology Corporation;

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

     IN WITNESS WHEREOF, the undersigned has executed this certification as of the 1st day of November, 2005.

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

         MEDIAMAX TECHNOLOGY CORPORATION


              Signatures                   Title                      Date
              ----------                   -----                      ----


  /s/ William H. Whitmore, Jr.      Chief Executive Officer    November 14, 2005
  ------------------------
      William H. Whitmore, Jr.


   /s/ Albert A. Golusin             Chief Financial Officer   November 14, 2005
   ------------------------
       Albert A. Golusin