Form 10KSB
period 2005-12-31
MediaMax Technology CORP
filed 2006-05-02
CIK 1057024

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 333-47699

MEDIAMAX TECHNOLOGY CORPORATION
(formerly Quiet Tiger, Inc.)
(Name of small business issuer in its charter)

Nevada	77-0140428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

886 N. COFCO Center Court, Suite 1053, Phoenix, AZ.	85008
(Address of principal executive offices)	(Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $230,854

Based on the closing sales price of approximately $.02 per share of the Common Stock on March 13, 2006, the aggregate market value of the voting stock of registrant held by non-affiliates was $2,732,223.

The registrant has one class of Common Stock with 192,340,992 shares outstanding as of March 13, 2006.

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

On March 23, 2005 the Company effected a name change and a new CUSIP number. The name was changed from Quiet Tiger Inc. to MediaMax Technology Corporation. The name change was approved by a majority of the shareholders of the Company on February 18, 2005 as described in a definitive Form 14C as filed with the Securities and Exchange Commission on March 1, 2005.

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

On May 3, 2002, the Company acquired from Project 1000 Inc. “P1”, a wholly owned subsidiary of SunnComm International, Inc. “SunnComm”, “Digital Content Cloaking Technology™", known as MediaClôQ or MediaMaker (“P1 Technology”), which is a set of methodologies that are designed to work together to thwart illegal copying or ripping of optical media that complies to IEC 90608 Redbook standards. Each of the methodologies used is meant to work toward defeating the various software products currently available on the market today that are used for the purpose of making illegal copies of CDs or of individual audio tracks. The Assets include, but are not limited to, P1‘s proprietary property which includes all English and foreign language, all commercial and non-commercial, and all present and future versions thereof, and all required and/or relevant P1 Documentation, Intellectual Property Rights and other proprietary rights therein, and Derivatives thereof that is required and/or relevant to the development of current and future versions. The Company issued 23,837,710 restricted common shares to P1 for the P1 Technology resulting in a change of control of the Company. The P1 Technology was recorded by the Company at P1’s cost.

At December 31, 2003, the Company impaired all of its MediaClōQ technology for $674,629 because it determined that it could not be sold due to its inability to work on all DVD players.

On January 28, 2004 the Company entered into a binding Memorandum of Understanding, "MOU", with DarkNoise Technologies Limited, a United Kingdom company, "DarkNoise". Under the terms of the MOU, the Company would acquire all of DarkNoise and its technologies for $150,000 US in cash and a minimum of 10,000,000 restricted common shares of the Company. The Company paid a total of $70,000 in cash to DarkNoise and incurred $30,000 of consulting fees pertaining to the potential acquisition.

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

On March 4, 2004, the Company acquired an Exclusive Marketing Agreement from SunnComm, which gives the Company the exclusive worldwide marketing rights for SunnComm’s optical media enhancement and control technologies. The Agreement shall remain exclusive so long as the Company pays SunnComm $138,000 per month to be applied against current and future royalties owed SunnComm, and a monthly administrative support fee of Twelve Thousand Dollars ($12,000).

On September 21, 2005 MediaMax executed a Second Amendment to the Marketing Agreement which included a provision giving MediaMax a waiver from making advanced royalty payments through June 30, 2006. Although the advanced royalty waiver within the Second Amended Marketing Agreement became immediately effective on September 21, 2005, the other provisions within the Second Amended Marketing Agreement will only become effective if the planned merger with SunnComm does not occur because of certain specified reasons including SunnComm's failure as defined in the Merger Agreement. If it does become effective, the percentage of revenues on sales or licenses of SunnComm products retained by the company would, in general increase to 50% from 40% for the first $3.6 million in annual sales, SunnComm's license grants would remain exclusive for at least five years (even if the agreement is subsequently terminated).

In addition, the Second Marketing Agreement requires the source code for the licensed SunnComm products to be deposited into a source code escrow account. The Waiver Letter provides that any defaults on MediaMax’s part, pertaining to advance royalty payments, are waived by SunnComm until the earlier of June 30, 2006 or the date on which it is publicly announced that the merger will not be consummated (if such ever occurs) and also that no termination of the Marketing Agreement by SunnComm due to any default of MediaMax may occur until after June 30, 2006.

At December 31, 2005 the Company fully impaired the exclusive marketing agreement given the current uncertainty in the marketplace for copy protection technologies.

b. BUSINESS OF MEDIAMAX TECHNOLOGY CORPORATION

Music Industry:

According to a recent report by the International Federation of Phonographic Industry (IFPI), one in three music discs sold worldwide is an unauthorized copy, creating a $4.6 billion music pirate market and resulting in a unit ("CD") sales drop of approximately 10% year-over-year for the past four years. In addition, the International Intellectual Property Alliance ("IIPA") estimated that copyright piracy, not including Internet piracy, around the world inflicts $20-$22 billion in annual losses to the U.S. copyright industries. As technology has become more advanced and efficient, unauthorized copying activity has increased due to its ease and simplicity.

The music industry has been implementing strategies to stop the recurring sales declines, including CD content protection and digital rights management technologies. These initiatives are designed to manage the copying of music CDs to a PC, CD-R, or the downloading of digital music files from the internet including peer-to-peer networks.

In November of 2005, Sony BMG came under scrutiny and subsequently was served with several class action lawsuits after a computer programmer uncovered the use of rootkit programming in First 4 Internet’s XCP product. First 4 Internet was one of Sony BMG’s 2 content protection vendors in the U.S. and a direct competitor to the MediaMax product. Rootkits are cloaking technologies that hide files, registry keys, and other system objects from users as well as from diagnostic and security software. Rootkits are often used by malware attempting to keep their implementation hidden.

Intense media coverage encouraged security companies and consumer advocacy groups such as the Electronic Frontier Foundation (EFF) to shift their focus of attention to include all active U.S. content protection vendors including SunnComm and the MediaMax product. While SunnComm was not found to use questionable programming practices, a potential security vulnerability was identified. SunnComm quickly addressed the issue with a software update that was made publicly available by providing a link on its web site as well as Sony BMG’s web site. It is important to note that all software companies are expected to routinely issue patches and updates.

In conjunction with the aforementioned, issue was taken with certain software component installation procedures (MediaMax software loaded files onto a person’s computer before the EULA “End User License Agreement” displayed) and certain product behavior in association with verbiage implemented in Sony BMG’s EULA. SunnComm was named in two separate class action lawsuits, one in NY and one most recently in Canada. A preliminary settlement and approval have been entered in the NY class action lawsuit. MediaMax was added to the NY case on the advice of council to ensure MediaMax is fully indemnified with respect to Sony BMG’s use of the product. The preliminary approved settlement in the NY case does not require MediaMax to contribute to any damages. As addition to the class action suits MediaMax and SunnComm have chosen to fully cooperate with the Electronic Frontier Foundation (EFF) and other consumer advocacy groups as a matter of good and responsible business practice.

A US District Court in New York gave preliminary approval on January 6, 2005 to a settlement covering most of the outstanding class action lawsuits requiring Sony BMG to recall all of their CDs that contained the First 4 Internet XCP software. MediaMax protected CDs were not required to be recalled. The outcome for SunnComm resulted in their agreeing to cease current and future production of its MediaMax version 3 and MediaMax version 5 products. In addition, SunnComm contacted all of its clients in order to discuss available avenues for ensuring proper notification of any potential security issues for consumers. SunnComm also posted a removal link on its customer support site. MediaMax was not required to contribute to this settlement.

As challenging as this was for the Company and industry, the ensuing benefit may be the standardization of DRM technology and its implementation. Furthermore, as the industry moves forward with acceptable content protection for its artist’s recordings, we believe that SunnComm’s MediaMax will have been the most scrutinized DRM software in the market. It is the belief of management that the use of content protection on CDs will continue once the current cases are settled and a set of industry best practices are defined. MediaMax and SunnComm are working diligently with various groups in order to define the required best practices.

Movie Industry:

Unauthorized copying has resulted in billions of dollars of lost revenues for industry-wide content owners. The Motion Picture Association of America (MPAA) and its international counterpart, the Motion Picture Association (MPA), estimate that the U.S. motion picture industry loses in excess of $3 billion annually in potential worldwide revenue due to piracy. Due to the difficulty in calculating Internet piracy losses, these figures only include the losses from the unauthorized copying of physical product.

It is important to understand that the film industry rests upon a fragile fiscal base. Each film entails a massive upfront investment with absolutely no guarantee of return. The average film costs over $100 million to make and market, with only one in ten films recouping this investment through its theatrical release. Six in ten films never break even.

In its efforts to recoup the considerable investment required to make and market a movie, the film industry relies heavily on secondary product markets including foreign distribution and the home video/DVD sector. Often times, breaking even or turning a profit on a movie is dependent on its’ success in the secondary markets. It is these essential secondary markets, especially home video and foreign distribution that are most vulnerable to the corrosive effects of piracy.

Principal Products or Services and their Markets

The Company has an Exclusive Marketing Agreement with SunnComm to market, advertise, distribute and sublicense the SunnComm products throughout the world. SunnComm contracted with the Company for its marketing and sales services because it believes it is more cost efficient for marketing experts to devote their full-time efforts in the selling of their products and informing SunnComm of what the customers and end-users are requesting. This also enables SunnComm to focus exclusively on their research and development of future products and upgrades for the marketplace.

The SunnComm products that the Company markets are various implementations of a content protection and enhancement product line called MediaMax.

The current markets for MediaMax have been all major and independent record companies along with their artists, producers and CD manufacturers which may be concerned over lost revenues to unauthorized copying. To date, the company has primarily focused its technical expertise on the refinement of products for the music industry. SunnComm’s potential customer base has been comprised of the four major music labels (Sony BMG, EMI, Universal and Warner Music) and numerous independent labels. Collectively these organizations account for more than 2 billion music CD's annually. An ancillary market also exists for content protection within the music studios as well as pre-release promotional CD's sent to music stations and promoters.

MediaMax version 6 is the next generation CD content protection and enhancement product being developed and marketed to the music industry. In addition to the features provided in previous MediaMax versions, version 6 will support variable bit rate encoding allowing the CD buyer to select the audio quality when copying tracks to a computer. Version 6 will also offer support for full internationalization including supporting interface text, commands, menus, buttons, alerts, etc. Support is also expected for iTunes and the increasingly popular iPod. MediaMax version 6 is expected to be commercially released in the third quarter of 2006.

The company is also aggressively diversifying its product offerings to include technologies for several vertical markets, including DVD content protection, DVD enhancement, pre-release content protection, Online Music Stores, Music Kiosks and Karaoke CDs. The company has also implemented a strategic licensing program in order to license various components from the MediaMax suite of products. Licensed components include the standard second session interface, Perfect Placement, TuneShare / MusicMail and Encode of the Fly technology. Each of these components have been included as part of the MediaMax product offering included on millions of commercial CDs in the past two plus years.

Perfect Placement allows dynamic banner ads to be placed on a CD. These banner ads can be changed using content on the CD or using an internet connection to retrieve updated banners from centrally located servers. Banner ads have been used on millions of CDs to present additional, value added information to users of the CD.

TuneShare / MusicMail allows consumers to legally share their music in a limited manor. A limited use Music file can be shared with family and friends to introduce them to a specific song. Using standard Microsoft DRM components, the use of the music file can be limited to a number of days or even a number of plays.

Encode of the Fly™ technology enables the music consumer to make a legal copy of their CD to the computer. The music files copied to the consumers PC enable both PC and portable device playability while limiting the ability to share the music files.

Under the strategic roll-out plan, DVD enhancement will be the next product to be released. DVD enhancements are designed as a new hybrid DVD/CD patent-pending entertainment technology. Residing on a DVD, this software will enable the consumer to emulate the experience of listening to a CD on a computer. DVD enhancement products will provide an alternative to more expensive options like the DualDisc or including a CD and a DVD in a single consumer product. DVD enhancement is equivalent to including an additional physical CD in the DVD package without the associated expense. Using a simple menu option on the DVD, users will be able to burn authorized music CDs and copy content directly onto their computer or transfer the content to portable digital devices.

The potential market for this product ranges from our current and prospective record label customers and their artists to movie and TV studios, concert producers, music video directors and home entertainment distributors who are looking for added opportunities when vying for the consumers’ entertainment dollar. The sales cycle for DVD enhancement has been started and it is expected to be commercially released in the third quarter of 2006.

In order to ensure the quality and security of the MediaMax line of products, the Company will initiate a process that enlists a peer review of SunnComm’s new products by industry experts as well as qualified consumer advocate groups. In an effort to minimize the number of peer reviews, all reviews will be initiated after potential customers have completed their review of the product functionality.

Product Status and Distribution Methods

In May 2002, the company acquired the MediaCloQ technology from SunnComm. MediaCloQ was designed by prioritizing security over playability, which resulted in it not complying with the CD Redbook Standard.

During 2002 and 2003, MediaMax purposely kept MediaCloQ off the market until it was able to define a marketing plan. The company anticipated a plan that could involve selling MediaCloQ in conjunction with MediaMax or establishing a marketing team to sell MediaCloQ as a stand-alone product. During the fourth quarter of 2003, the company determined from its discussions with major record labels that they believed the MediaMax technology would address their needs with some enhancements and that there was no identifiable market for MediaCloQ. The primary basis for the company’s decision not to market MediaCloQ was that it was not compliant with the CD Redbook Standard, which could result in significant playability issues.

As a result of company discussions, MediaMax completely impaired MediaCloQ during the fourth quarter of 2003 and entered into an Exclusive Marketing Agreement for MediaMax during the first quarter of 2004.

As a consequence of recent events (see Industry background), MediaMax version 3 and version 5 have been retired. The company is replacing this product with MediaMax version 6 (see Principal Products or Services and their Markets).

Licensing agreements are already in place with several major record labels as well as independent record labels for the MediaMax technology which has generated revenue without significant consumer complaints. In 2004 and 2005, several commercial CD releases containing the MediaMax technology sold in excess of one million copies with a couple selling more than two million copies, thus becoming the first Gold and Double-Platinum content protected CDs in the U.S.

MediaMax’s expanding network of music and entertainment industry contacts has provided the company with the ability to guide the SunnComm team in its strategic growth of new and existing product lines. MediaMax has also secured licensing agreements on behalf of SunnComm with international CD and DVD manufacturers. The agreements give these manufacturers the right to manufacture, distribute, sell and permit their facilities to license the MediaMax technology to fulfill their customers' orders. SunnComm also is under software licensing agreements with a couple of companies that believe they can sell MediaMax concurrently with their anti-piracy technologies. In addition to these agreements, SunnComm has signed licensing agreements with three of the four major record labels and several independent record labels, effectively providing distribution for the MediaMax technology. The company receives at least 40% of the revenues derived from MediaMax sales under these agreements.

Given the current uncertainty in the marketplace for copy protection technologies, management believes it appropriate to write off the value of the current marketing agreement.  It is expected that wide use of copy protection will not take place until such time as standards are defined and the pending legal cases have been adequately resolved.  Management believes the protection of intellectual property is critical to the success of content creators and content owners alike.  The Company continues to work with its customers and consumer advocacy groups to both resolve the open litigation and develop a set of standards and guidelines for copy protection technologies moving forward.  Many of the required standards and guidelines have already been agreed to as evidenced by SunnComm’s public response on February 2, 2006 to an open letter from the Electronic Frontier Foundation (EFF) dated December 9, 2005.  The EFF’s open letter to The Company requested commitment to various best practices with respect to the development and use of copy protection technologies.

Competition

During 2005, the Company’s most significant active competitor in the U.S. market was First 4 Internet. XCP, First 4 Internet’s flagship product is alleged to have been designed with "rootkit" like qualities and written with the intent of concealing its presence and operation from the owner of the computer. It is also alleged that once installed, it opened various security vulnerabilities. Allegations have also surfaced indicating First 4 Internet has infringed on software code written by other developers.

These findings lead to the filing of several class-action lawsuits against the major record label they were associated with in November of 2005. These lawsuits effectively put a halt to the content protection industry along with a recall of all XCP content protected discs (see Industry Background).

The most significant international competitor known to SunnComm and MediaMax for content protection of music is Macrovision Corporation. Macrovision is a large conglomerate with approximately $182.1 million in total net revenue for 2004. A large part of its business involves copy protection of computer software, videos, music and pay per view satellite and cable broadcasts. Copy protection of prerecorded music CDs is a smaller part of the business with their Music Technology group generating approximately $4.6 million in revenue during 2003 (the last period that revenue attributed to CD copy protection technology and other music specific protection technologies was broken out separately).

Macrovision is actively involved in developing and marketing various technologies to meet the needs of emerging software, video and music delivery systems, as well as technologies to prevent the unauthorized copying of music CDs. Its products, in this include: (CDS-100(TM), CDS-200(TM), CDS-300(TM) and TotalPlay CD(TM)).

Macrovision claims the CDS-100, CDS-200 and CDS-300 solutions have been used on over 400 million music CDs worldwide through 2004. Of the total number of content protected CDs produced worldwide, approximately 60% were distributed in the Asia Pacific region (principally Japan), 35% in Western Europe, and 5% in North America, South America, and the rest of the world combined. The CDS-300 product was released in January 2004 and the TotalPlay CD product was released in late 2005. Macrovision's method of competition for protecting music CDs commenced by combining technologies that are the subject of patents developed internally, patents acquired from Midbar Tech (1998) Ltd. in November 2002 and patents acquired from TTR Technologies, Inc. in May 2003.

MediaMax’s method of competition is to sell a content protection technology that does not interfere with the music on the protected CD and is compliant with the CD Redbook Standard. Further, MediaMax provides an enhanced consumer experience by supplying videos, photo galleries, lyrics, biographies and other value added content when the CD is used with a computer.

MediaMax will continue to expand its product line of content protection and enhancement products across optical and other portable media applications as well as digital content applications by relying on the strength of its current tested and accepted underlying core technology.

Suppliers and Customers for Content Protection and Enhancement Technology

The Company does not require raw materials for the creation of its intellectual property.

During February 2004, an Exclusive Marketing Agreement with SunnComm was signed to license its audio and video content management and protection technologies and was subsequently amended for the second time on September 21, 2005. MediaMax plans to expand the marketing of Mediamax Version 6 to independent and International labels in order to minimize dependence on a few major customers. The company estimates that the independent labels and entertainment companies comprise approximately one-fourth of the entire content protection market. The company is also expanding its customer base to all entertainment companies that distribute content digitally or on optical media.

On September 21, 2005 MediaMax executed a Second Amendment to the Marketing Agreement which included a provision giving MediaMax a waiver from making advanced royalty payments through June 30, 2006. Although the advanced royalty waiver within the Second Amended Marketing Agreement became immediately effective on September 21, 2005, the other provisions within the Second Amended Marketing Agreement will only become effective if the planned merger with SunnComm does not occur because of certain specified reasons including SunnComm's failure as defined in the Merger Agreement. If it does become effective, the percentage of revenues on sales or licenses of SunnComm products retained by the company would, in general increase to 50% from 40% for the first $3.6 million in annual sales, SunnComm's license grants would remain exclusive for at least five years (even if the agreement is subsequently terminated). In addition, the Second Marketing Agreement requires the source code for the licensed SunnComm products to be deposited into a source code escrow account. The Agreement also exempts the Company from having to pay advance royalty payments until the earlier of June 30, 2006 or the date on which it is publicly announced that the merger will not be consummated (if such ever occurs).

Patents and Trademarks for Content Protection and Enhancement Technology

MediaMax owns the following trademarks and applications for registration which have been filed with the U.S. Patent and Trademark Office:

1. MediaMax
2. MediaMax Technology
3. MediaMax Technologies

Government Regulations for Content Protection and Enhancement Technology

The Company believes that state governments and consumer groups will establish standards and guidelines for content protection products during 2006. It is probable that these standards will be determined as part of a settlement agreement with the lawsuits against Sony BMG.

Research and Development for Content Protection and Enhancement Technology

MediaMax does not conduct research and development on content management and protection technologies. In the event that the company acquires a technology which may need further research and development work, the company intends to contract such work with SunnComm or third-party research facilities, which are active in research and development in audio/video content management and protection technologies.

Employees for Content Protection and Enhancement Technology

On November 21, 2005 the Company appointed Kevin M. Clement as President & CEO of the MediaMax organization. Kevin was formerly Senior Director, New Technology at Sony BMG Music Entertainment. As of the date of this report, the Company has two full-time employees.

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

During 2004, the Company completely impaired the value of its floppy disk burnishing equipment. During 2005, the Company continued to seek interested buyers for the equipment.

d. COMPANY RISKS

Product Marketability

The Company’s Plan of Operation may be unsuccessful. The success of the Company’s business in marketing content protection and enhancement technology is dependent on the marketability of various products from SunnComm or the acquisition of or development of additional technologies to enhance marketability. In the event that customers determine that the benefits of the Company’s technology do not justify the cost of licensing the technology, it may become difficult for the Company to raise capital to pay its overhead.

Customer Support

Customer support for SunnComm developed products is provided by SunnComm under the terms of the Marketing Agreement.

Potential Domestic and Foreign Government Restrictions

Federal and state law makers are continually discussing passing laws that may restrict the use of the internet. Such laws, if passed, could impact our business and intellectual property rights. In addition, consumer rights advocates are challenging the Digital Millennium Copyright Act of 1998.

Several class-action lawsuits against a major record label during late 2005 pertaining to content protection have temporarily put a halt to the content protection industry along with a recall of all XCP content protected discs. Such law suits may result in new standards for the industry which may significantly increase development costs and product liability.

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

Economic Losses from Litigation

Litigation may be necessary in the future. Although the Company is an exclusive sales agent for SunnComm, it may require legal costs or economically suffer if SunnComm’s patents, trademarks or copyrights are challenged, invalidated or circumvented. Others may develop technologies that are similar or superior to the SunnComm’s technologies or design around its patents pending. Effective intellectual property protection may be unavailable or limited in some foreign countries.

Competition

A number of competitors and potential competitors may be developing similar and related music copy protection systems. SunnComm’s technology may not achieve or sustain market acceptance, or may not meet, or continue to meet, the demands of the music industry. It is possible that there could be significant consumer resistance to audio copy protection, as consumers may feel that they are entitled to copy audio CDs. It is not clear what the reaction of the major music labels would be to any consumer resistance. If the market for music CD copy protection fails to develop, or develops more slowly than expected, or the Company’s products being marketed do not achieve or sustain market acceptance or if there is consumer resistance to the technology, the business would be harmed. If the Company can’t compete successfully against competitive technologies that may be developed in the future the business will be harmed. Generally, it requires substantial time and resource effort to bring and be able to both recognize a commercially successful technology or invention at an early stage and conduct a successful marketing campaign to sell this technology or invention. There is no assurance that all or any of SunnComm’s product development efforts will result in commercially viable final products.

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

Future events, including the problems, delays, expenses and difficulties frequently encountered by startup companies may lead to cost increases that could make the Company’s source of funds insufficient to fund the Company's proposed operations. The Company may seek additional sources of capital, including an additional offering of its equity securities, an offering of debt securities or obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to a debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available, from any source, or that it will be available on terms acceptable to the Company, or that any future offering of securities will be successful. The Company could suffer adverse consequences if it is unable to obtain additional capital when needed.

Obsolescence

Products marketed by the Company may become obsolete. Patent review is usually a lengthy, tedious and expensive process that may take months or, perhaps, several years to complete. With the current rate of technology development and its proliferation throughout the world, SunnComm’s inventions may become commercially obsolete.

Reliance on Future Acquisitions Strategy

The Company expects to continue to rely on acquisitions, joint ventures or licensing agreements as a primary component of its growth strategy. It regularly engages in evaluations of potential target candidates, including evaluations relating to acquisitions that may be material in size and/or scope. There is no assurance that the Company will continue to be able to identify potentially successful companies that provide suitable acquisition opportunities or that the Company will be able to acquire any such companies on favorable terms. Also, acquisitions involve a number of special risks including the diversion of management’s attention, assimilation of the personnel and operations of the acquired companies, and possible loss of key employees. There is no assurance that the acquired companies will be able to successfully integrate into the Company’s existing infrastructure or to operate profitably. There is also no assurance given as to the Company’s ability to obtain adequate funding to complete any contemplated acquisition or that any such acquisition will succeed in enhancing the Company’s business and will not ultimately have an adverse effect on the Company's business and operations.

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

Failure to Attract Qualified Personnel

A change in labor market conditions that either further reduces the availability of employees or increases significantly the cost of labor could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company's business growth is dependent upon its ability to attract and retain qualified sales and marketing personnel, administrators and corporate management. There is no assurance that the Company will be able to employ a sufficient number of qualified sales and marketing personnel in order to achieve its growth objectives.

Issuance of Future Shares May Dilute Investors Share Value

The Certificate of Incorporation of the Company authorizes the issuance of 350,000,000 shares of common stock and 50,000,000 shares of preferred stock. The future issuance of all or part of the remaining authorized common or preferred stock may result in substantial dilution in the percentage of the Company's common stock held by its then existing shareholders. Moreover, any common stock issued in the future may be valued on an arbitrary basis by the Company. The issuance of the Company's shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on any trading market for the Company’s common stock.

Penny Stock Regulation

The Company’s common stock is deemed to be a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The Company’s securities may be subject to "penny stock rules” that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell the Company’s securities. The foregoing required penny stock restrictions will not apply to the Company’s securities if such securities maintain a market price of $5.00 or greater. There can be no assurance that the price of the Company’s securities will reach or maintain such a level.

ITEM 2. DESCRIPTION OF PROPERTY

On March 1, 2003, the Company entered into a three year lease for class A office space in Phoenix, Arizona with escalating monthly rental payments every year starting at $3,254 per month during the first year and ending with $3,550 per month in the last year. The lease expired on March 1, 2006 and the Company has not entered into any long term leases.

Title to Properties

Media Production Equipment

The media production equipment and assets acquired by the Company during January 2001 constitute all of the real, personal, intangible and intellectual property necessary for the Company to engage in the 3.5 inch Micro Floppy Disk finish refurbishing business. This property is currently in storage and is actively being offered for sale. SunnComm holds a UCC1 lien on the property.

ITEM 3. LEGAL PROCEEDINGS

No legal proceedings to which the Company is a party were pending during the reporting period, and the Company knows of no legal proceedings pending or threatened or judgments entered against any director or officer of the Company in his capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. Market Information

On April 25, 2002, the Company received a trading symbol (FNEY) and began trading on May 14, 2002 on the OTC Bulletin Board. During February 2003 the trading symbol of the Registrant was changed to QTIG. During April 2005 the trading symbol was changed to MMXT. The following table sets forth, for the periods indicated, the reported high and low split adjusted closing prices for our common stock.

2004 First Quarter Second Quarter Third Quarter Fourth Quarter 2005 First Quarter Second Quarter Third Quarter Fourth Quarter	High $.14 $.14 $.12 $.09 High $.13 $.11 $.06 $.04	Low $.03 $.07 $.05 $.04 Low $.03 $.04 $.03 $.02

The Company’s common stock is quoted on the OTC Bulletin Board ("MMXT") of the National Association of Securities Dealers, Inc. (the "NASD"). There was no established market for such shares until the fourth quarter of 2003. There can be no assurance that any such market will ever continue or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. Broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company’s common stock in any market that may continue. Sales of "restricted securities" under Rule 144 may also have an adverse effect on the market price of the stock. See the caption "Sales of Unregistered Securities".

b. Holders

As of March 13, 2006, the Company had 192,340,992 shares of common stock outstanding, held by 896 stockholders of record.

c. Dividends

The Company has never declared or paid cash dividends on its common stock and anticipates that future earnings, if any, will be retained for development of its business.

d. Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security shareholders	--	--	--
Equity compensation plans not approved by security shareholders	623,753	$0.23	623,753
Total	623,753	$0.23	623,753

In July 1997 the Company adopted its 1997 Statutory and Nonstatutory Incentive Stock Option Plan (the Plan) allowing for the issuance of incentive stock options and nonstatutory stock options to purchase an aggregate of 623,753 shares of common stock to directors, officers, employees and consultants of the Company. The Plan is administered by the Board of Directors.

e. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

All securities sold in the past three years have been reported in previous quarterly filings on Form 10-QSB and annual filings on Form 10-KSB. During the fourth quarter of 2005 the following securities were issued:

On November 2, 2005 the Company agreed under the First Amendment to the Plan of Merger to issue Peter H. Jacobs 10,000,000 shares of the Company’s common stock on or promptly after January 1, 2006, which shares he may cause the Company to repurchase for $.10 per share within 30 days following the second anniversary of the effective time of the SunnComm merger, and granted to Mr. Jacobs options to purchase 15,000,000 MediaMax shares, 10,000,000 of which are exercisable at $.05 per share and 5,000,000 of which are exercisable at $.075 per share. All such options vest in full upon the effective time of the Merger.

On November 18, 2005, the Company granted options to nine persons to purchase 10,966,667 restricted common shares at $.05 per share expiring November 18, 2007 and an additional 10,966,667 restricted common shares at $.10 per share expiring November 18, 2010. The options were issued as part of a Unit Offering by SunnComm International Inc. under the Company’s fifth post effective amendment to a registration statement originally filed on June 29, 2004 with the Securities and Exchange Commission.

The Company entered into an employment agreement with Mr. Clement which became effective November 21, 2005. The Agreement granted Mr. Clement three stock options to purchase a total of 26,700,000 shares, 8,900,000 of which are exercisable at $.0425 per share, 8,900,000 of which are exercisable at $.055 per share, and 8,900,000 of which are exercisable at $.070 per share. These options will vest over a three-year period, with one-third of them vesting on the first anniversary of the commencement of Mr. Clement’s employment with the company and the balance vesting monthly over the succeeding two years. Mr. Clement’s employment agreement commenced on November 21, 2005 and ends on December 31, 2008.

On December 19, 2005, the Company issued 3,000,000 restricted common shares to William H. Whitmore, Jr. as part of the terms of a Transition and Consulting Agreement with the Company which became effective on December 19, 2005. The issuance was under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of shares.

During the first quarter of 2006, the Company issued the following securities:

On January 12, 2006, the Company issued 1,096,667 restricted common shares to Granite Associates Inc. as part of a commission agreement in connection with a Unit Offering by SunnComm International Inc. under the Company’s fifth post effective amendment to a registration statement originally filed on June 29, 2004 with the Securities and Exchange Commission. The issuance was under Rule 504 of Regulation D under the Securities Act. No underwriter was involved in the offer of sales of shares.

On January 31, 2006, the Company issued 4,450,000 restricted common shares to Kevin M. Clement in conjunction as part of the terms of his Employment Agreement with the Company. The issuance was under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sales of shares.

On February 28, 2006, the Company entered into an Advisory Services Agreement with Thomas Curran which granted non-qualified options (the “Options”) to purchase 8,000,000 shares of the Common Stock, $.001 par value (“Common Stock”), of the Company with an exercise price of $.0425. The Options shall become exercisable as follows: (i) Options to purchase 2,000,000 shares shall become exercisable in full with the closing after the date hereof of a debt or equity financing with gross proceeds to the Company of at least US$ 1,000,000 (a “Qualified Financing”); (ii) Options to purchase 1,500,000 shares shall become exercisable on the first anniversary of the Effective Date, with Options to purchase an additional 62,500 shares vesting monthly over the following two years, provided, that, prior to the vesting of any of the Options referred to in this clause (ii), Sony/BMG shall have publicly announced that Sony/BMG shall continue production of CDs containing copyright protection programs and shall have placed additional purchase orders for the embedding of the Company’s copyright protection software on Sony/BMG CDs; and (iii) Options to purchase 1,500,000 shares shall become exercisable on the first anniversary of the Effective Date, with Options to purchase an additional 62,500 shares vesting monthly over the following two years, provided, that, prior to the vesting of any of the Options referred to in this clause (iii), on or promptly after the date (the “Target Date”) of first full release by Apple Computer Company or its affiliates (“Apple”) of software that is compatible with software owned or distributed by the Company and the related introduction into the market of CDs including the Company’s copyright protection software that is compatible for Apple’s iPods. The Options shall remain exercisable for a period of 10 years from the date of grant, but shall not be exercisable more than 90 days after the date on which the Advisor ceases to perform advisory services for the Company. The Company is also required to pay Mr. Curran $49,000 per annum

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At December 31, 2003, the Company impaired all of its MediaClōQ technology for $674,629 due to the determination that it could not be sold due to its inability to work on all DVD players.

It also impaired its floppy disk burnishing equipment $900,000; thus reducing its value to $100,000 that it estimated was the market value of the equipment.

On March 4, 2004 the written consent, of a majority of disinterested outstanding common shares of record at February 4, 2004 of the Company, became effective to approve the issuance of 10,152,704 restricted common shares valued by the Company at $.03 per share to SunnComm Technologies, Inc., "SunnComm", for $304,581 of debt incurred for cash advances and administrative and overhead expenses charged to the Company and to approve the issuance of 64,000,000 restricted common shares valued by the Company at $.03 per share for a total consideration of $1,920,000 to SunnComm and the assumption of a $110,000 outstanding debt due to a consultant for an Exclusive Marketing Agreement with its commercial copy protection technology on CD's and all of its continuing upgrades. The Agreement provides the Company with 50% of the revenues derived from all existing licensing agreements held by SunnComm for the technology and requires it to advance $138,000 a month against future royalties and an additional $12,000 for services being provided by SunnComm. The first such payment was made on March 31, 2004. The Exclusive Marketing Agreement gives the Company the exclusive marketing rights for SunnComm's optical media enhancement and control technologies. Under the terms of the Exclusive Marketing Agreement, the Company must pay for all of its sales and marketing costs and SunnComm must pay for all of its development and upgrade costs. SunnComm also agreed to indemnify the Company against consumer complaints and product related litigation.

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

The DarkNoise technology inserts data into digital audio files that is inaudible as long as the file is played as is. But the nature of the inserted data is such that most types of conversion or compression, as happens when ripping a song to MP3 or other unsecured file sharing formats, will cause it to produce very audible distortion in the resulting output. It's analogous to certain ink techniques for printed documents that are nearly invisible but become highly visible on photocopies of the document, thereby making it clear that the document is not an original. It is anticipated that the acquisition and further development of this technology can lead to a seamless integration with MediaMax.

On February 23, 2005, the Company reached an agreement with Top Hits Entertainment and Mediaport Entertainment to include MediaMax content protection and enhancement technology within specialized unmanned music vending machines to be installed in retail locations throughout the U.S. The partnership will provide customers with an extensive content choice via an unmanned, automated point-of-sale kiosk. The patent pending process allows music buyers to purchase full-length music CDs, create their own labeled compilation CDs or download entire albums or specific tracks to a portable music player. To date, unmanned music vending machines (Kiosks) have not generated any revenues for the Company.  In-store Kiosks are in the testing phase with a limited number of retailers.  Music industry interest in the Kiosk business remains high and the outlook is optimistic.  In an effort to build on the optimism and improve the acceptance and performance of the music kiosk, the National Association of Recording Merchandisers (NARM) has formed a task force of leading retailers and record labels.  The charter of this task force is to define a set of best practices for the deployment of in-store CD burning / vending kiosks.  This task force held several meetings in 2005 and continues to be active in 2006.

Vended CDs will contain MediaMax content management and enhancement technology, which provides additional bonus content including advertising and marketing opportunities. A unique component of the technology allows identification and protection at the track level, respecting the individual content management requirements of various major and independent record labels on a track-by-track basis. The partners are in the final stages of approval for pilot programs with major retail organizations. The Company anticipates implementation of these programs during 2006.

During the fourth quarter of 2005 the Company’s main customer came under intense scrutiny for their use of a competitive product to MediaMax and later expanded to include the MediaMax product. The Company did not generate any revenues during the first quarter of 2006. The loss of revenue is directly related to the industry events discussed in Item 1 above. It is expected that these recent events will help to further define the standards and guidelines (best practices) by which digital rights management technologies can be used. The Company and SunnComm have been intimately involved in helping to define and set these best practices. On December 9, 2005 the Electronic Frontier Foundation (EFF), a consumer advocacy group, issued an open letter to the Company requesting commitment to various best practices with respect to the MediaMax product. On February 2, 2006 the Company and SunnComm agreed to the requested best practices as outlined by the EFF.

The Company is currently in discussions with SunnComm regarding the design and development of new products not accounted for in the current marketing agreement.  Management believes revenues will be generated from several sources during the second half of 2006. With a new level of standardization in place and an increased level of testing protocols defined, revenues are expected from the redesigned MediaMax product. Management also believes that revenues will be generated in the second half of 2006 through the Exclusive Marketing Agreement from new SunnComm products and concepts currently in development. It believes the additions of Mr. Clement and Mr. Curran, as discussed in Item 5 above, bring the increased level of industry experience and credibility necessary to successfully promote the Company’s products.

The Company is in discussions with SunnComm to expand its rights by exclusively marketing new products being developed by SunnComm and to receive consideration for consulting services to be provided by the Company; however, there is uncertainty as to if an agreement will be reached. As a result of the uncertainty with the SunnComm negotiations and the marketplace for copy protection technologies, management believes it appropriate to write off the value of the current marketing agreement.  It is expected that wide use of copy protection will not take place until such time as standards are defined and the pending legal cases have been adequately resolved.   Management is also currently examining new business models and is aggressively pursuing the acquisition and / or development of other business segments.

Results of Operations:

Comparison of the Twelve Months Ended December 31, 2005 and 2004

During the first quarter of 2004 the Company was no longer considered a development stage company as a result of revenue generated during that quarter and anticipated recurring revenue under licensing agreements covered under the exclusive marketing agreement with SunnComm International Inc.

The Company recognized $230,854 of revenue during 2005 which was more than double the $105,972 of revenue during 2004. All revenues were from the Marketing Agreement with SunnComm. The revenue during 2005 was from 24 record labels including both independent and major record labels.

During 2005, general and administrative expenses were comprised of $401,430 of payroll expenses & employee benefits, $144,000 of administrative support fees from SunnComm, $41,775 of investor relation expenses, $66,395 of rent and telephone expenses, $5,765 for an allowance for bad debts and $28,912 of miscellaneous office expenses which were offset by $18,952 of payables written off from discontinued operations incurred during 2001 from the disk refurbishing operation.

Payroll cash compensation during 2005 was $98,807 higher than 2004 because the Company did not have any payroll expense for the first two and one-half months during the 2004 period. Total payroll expense for 2005 also included $53,400 in accrued stock compensation paid in January 2006. Total payroll expense during 2004 was $583,223 which was comprised of $334,000 in stock compensation and the remaining $249,223 of cash compensation.

Administrative support fees of $12,000 a month from SunnComm began in March 2004; therefore, administrative support fees for 2005 were $144,000 compared to $120,000 for the same period during 2004.

Investor and shareholder relation expense of $41,775 during 2005 was $26,971 greater than the same period ended 2004 because the Company incurred more expenses pertaining to news releases and held a shareholder meeting during 2005.

Rent and telephone expenses during 2005 were $7,181 higher than the same period ended 2004. The difference was mainly caused from higher rent during 2005.

Sales and marketing expenses for 2005 was over four times that of the period ended 2004. The difference was due to a consulting fee of $200,000 incurred to an entertainment consultant, during the first quarter of 2005.

During 2005 the Company incurred $ 90,465 in stock based compensation expenses. On September 1, 2005 the Company issued 1,000,000 restricted shares at a fair value of $37,500 for shareholder relation services. On December 16, 2005 William H. Whitmore, Jr. resigned as a director of the Company and also resigned as an Executive Vice President and on December 19, 2005 received 3,000,000 restricted common shares valued at $51,000 as part of the terms of a Transition and Consulting Agreement with the Company. On December 31, 2005 option to purchase 80,092 restricted common shares were issued to an employee and were valued at $1,965.

During the first quarter of 2004 the Company paid for $300,000 of consulting fees with 10,000,000 restricted common shares for consulting pertaining to general corporate matters for which $270,000 was allocated and to the acquisition of the DarkNoise technology for which $30,000 was allocated.

Legal & accounting expenses during 2005 were over twice that of the same period during 2004 because of increased expenses pertaining to proposed financings and the public reporting requirements of the Company.

Interest expense of $11,629 for 2005, was from three convertible notes totaling $150,000 accruing interest at 8% per annum. The convertible notes were not outstanding during the same period during 2004.

Amortization and depreciation expense was 101,884 higher during 2005 primarily because amortization of the exclusive marketing agreement was not incurred during the first quarter of 2004.

Liquidity and Capital Resources:

At December 31, 2005 the Company had $748 of cash included in its $91,877 of current assets. Deferred compensation of $80,000 pertain to amounts owed to William Whitmore, Jr. under a Transition and Consulting Agreement with the Company and will be expensed during 2006 in the amount of $10,000 per month.

Deferred reorganization costs of $ 763,133 were unrecoverable costs incurred by the Company to acquire SunnComm which will be expensed in the event the merger does not occur. The costs were primarily comprised of options granted to two SunnComm investors in the Company’s registration offering on August 30, 2005. The options were valued at $546,953. The Company granted options to purchase 15,000,000 common shares at a strike price of $.0425 per share to expire 45 days after the effective date of a registration statement for the 15,000,000 options.

The registration statement is planned to be filed after the merger is effective with SunnComm. The Company would receive $637,500 in the event that all of the options were exercised.

The Company had $ 1,122,458 of current payables of which $227,408 were amounts owed to SunnComm for cash advances and administrative assistance.

During 2005 the Company issued a total of 4,900,000 common shares at a fair value of $127,000 for professional services and investor relation services.

During the first quarter of 2005, the Company raised $100,000 in cash from the issuance of convertible promissory notes accruing interest at 8% per annum that are convertible into common shares of the Company at $.025 per share. At December 31, 2005, the Company owed $150,000 in principal and $11,546 in accrued interest under such notes that were convertible into 6,461,808 restricted common shares of the Company.

During the second quarter of 2005 the Company entered into a definitive agreement with SunnComm to acquire all of its shares in a 1 share for 1 share exchange subject to the issuance of a fairness opinion from an independent valuation expert regarding the exchange ratio. On September 21, 2005 the Marketing Agreement, was amended as part of the Definitive Agreement for the Company to acquire SunnComm in a reverse merger. The agreement prohibited SunnComm from terminating the Marketing Agreement prior to March 31, 2006 and relieved the Company from its obligation to advance cash to SunnComm for advance royalty payments until June 30, 2006. This Second Amended and Restated Exclusive Marketing Agreement will only become effective if the merger with SunnComm is terminated by SunnComm. In such an event, the Agreement provides for the Company to receive 100% of the royalties until all penalties and expenses are recovered, after which the Company would receive 50% of the royalties. All the other terms of the original Marketing Agreement remained the same.

On November 14,2005 the Company’s fifth post effective amendment to a registration statement originally filed on June 29, 2004 with the Securities and Exchange Commission which registered 96,290,414 the Company’s common shares owned by SunnComm International, Inc. became effective. In consideration for SunnComm executing a Second Amended Marketing Agreement, the Company participated in the unit offering of SunnComm by offering unregistered Class A warrants to purchase up to 28,000,000 shares of the Company’s stock at $.05 per share for two years after the unit is purchased by the investor. Additionally the Company agreed to provide unregistered Class B warrants to purchase up to 28,000,000 shares of the Company’s stock at $.10 per share for five years after the unit is purchased by the investor. On November 18, 2006, SunnComm completed a partial offering resulting in the Company issuing nine accredited investors Class A warrants to purchase 10,966,667 shares of the Company’s stock at $.05 per share until November 18, 2007 and Class A warrants to purchase 10,966,667 shares of the Company’s stock at $.10 per share until November 18, 2010. The Company would receive $1,645,000 in the event all of the options were exercised.

There are outstanding options to employees to purchase 623,753 common shares of the Company at an average strike price of approximately $.23 per share expiring October 30, 2007. The Company would receive $140,469 in the event all of those options were exercised.

In addition to outstanding options to employees and the options and warrants granted and vested during 2005, there are outstanding warrants to purchase 900,000 common shares of the Company at strike prices ranging from $.25 per share to $5.00 per share expiring from June 30, 2006 through September 30, 2006. The Company would receive $825,000 in the event all of the warrants were exercised.

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

ITEM 7. FINANCIAL STATEMENTS

Financial statements and notes to financial statements are filed with this annual report. These reports may be found following Item 14 in Part III of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

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

Names of Executive Officers and Directors	Age	Position	Date of Appointment	Date of Resignation
Kevin M. Clement	42	CEO & Director Secretary, Treasurer	Nov. 21, 2005	N/A
Scott S. Stoegbauer	51	Vice President	March 3, 2004	N/A
Wade P. Carrigan (1),(2)	49	Director	May 3, 2002	N/A

(1) Member of Audit Committee at December 31, 2002
(2) Mr. Carrigan became the C.E.O. on April 10, 2003 and resigned as C.E.O on January 16, 2004.

Kevin M. Clement became the CEO of the Company during November 2005. Prior to joining the company he was a Senior Director of New Technology at Sony BMG Music Entertainment since May 2000 where he was responsible for implementing new technology such as content protection and new formats. Mr. Clement developed managerial skills while employed by Pepsi-Cola International from 1991 through 1997 while supervising a Singapore based team which supported international financial software solutions for the Company. Prior to working with Pepsi-Cola International he became a Certified Public Accountant while working with Deloitte & Touche as an auditor from 1987 to 1991.

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

Wade P. Carrigan currently manages investments focused on feeder cattle, live cattle, oil and natural gas.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company for the three fiscal years ended December 31, 2003, 2004 and 2005 awarded, earned or paid to the chief executive officer at December 31, 2005 and all officers and directors, as a group.

Present officers and directors

Name/Position	Base Salary	Bonus	Other Annual Compensation	Long Term Compensation
Kevin M. Clement President, Director 2005	$ 24,038	$ 20,000	$ 53,400 (3)	None
Scott Stoegbauer Vice President - Sales 2004 2005	$ 73,846 $ 98,545	- 0 - - 0 -	$ 4,000 (2) $ - 0 -	None None
Wade P. Carrigan (1) Director 2003 2004 2005	- 0 - - 0 - - 0 -	- 0 - - 0 - - 0 -	$ 54,375 $ 60,000 $- 0 -	None None None

Includes 1,812,500 restricted shares issued at a deemed value of $54,375 for services rendered from April 9, 2003 to December 31, 2003. Compensation during 2004 consisted of 2,000,000 shares of restricted stock at a market value of $.03 per share.
(1)	Includes 50,000 restricted shares issued at a deemed value at $.08 per share.
(2)
Mr. Clement entered into an employment agreement with the Company effective November 21, 2005 in which he was entitled to received 4,450,000 restricted common shares. Mr. Clement received those shares on January 31, 2006 at a fair value of $53,400.

Former officers and directors

Name/Position	Base Salary	Bonus	Other Annual Compensation	Long Term Compensation
Peter H. Jacobs (4) President 2003	- 0 -	- 0 -	$ 20,625	None
William H. Whitmore, Jr. (5) President, Director 2003 2004 2005	- 0 - $141,346 $176,365	- 0 - - 0 - - 0 -	$ 16,500 $150,000 $134,000	None None None
Albert Golusin (6) C.F.O., Director 2003 2004 2005	- 0 - - 0 - - 0 -	- 0 - - 0 - - 0 -	$ 55,000 $120,000 $ - 0 -	None None None

(3)
Mr. Jacobs did not receive any compensation directly from the Company as he was paid directly by SunnComm. From January 1, 2003 through April 8, 2003, he received 687,500 restricted common shares at a deemed value of $20,625. He resigned as the C.E.O. and a director on April 9, 2003.

(4)
Includes 550,000 restricted shares issued at a deemed value of $16,500 for services rendered from January 1, 2003 to April 8, 2003. Stock compensation during 2004 consisted of 5,000,000 shares of restricted stock at a market value of $.03 per share. During 2005, Mr. Whitmore received 3,000,000 restricted shares at a fair value of $54,000 and a commitment from the Company to pay him $10,000 a month from January 2006 through August 2006 as part of his transition and consulting agreement. He resigned as the C.E.O. and a director on December 19, 2005.

(5)
Includes 1,833,333 restricted shares issued at a deemed value of $55,000 for services rendered from January 1, 2003 to November 30, 2003. Compensation during 2004 consisted of 4,000,000 shares of restricted stock at a market value of $.03 per share. Mr. Golusin was compensated in cash by SunnComm during 2003 through 2005 as part of consulting agreement in which SunnComm received $12,000 a month from the Company. He resigned as the C.F.O. and a director on March 9, 2006.

Officers and Directors As a Group

Name/Position	Base Salary	Bonus	Other Annual Compensation	Long Term Compensation
2003	- 0 -	- 0 -	$ 146,500 (7)	None
2004	$215,192	- 0 -	$ 334,000 (8)	None
2005	$142,583	- 0 -	$ 53,400 (9)	None

(7)	Includes 393,423 restricted common shares issued to two directors, one of which was an officer, in satisfaction of $67,000 in compensation or reimbursements owed to them.

(8)	Includes 11,050,000 restricted shares issued at a deemed value of $334,000 for services rendered from January 1, 2004 to December 31, 2004.

(9)	Represents 4,450,000 restricted shares issued at a deemed value of $53,400 under an Employment Agreement with Kevin M. Clement.

Employment Contracts

Effective November 21, 2005 the Company entered into an employment agreement with Kevin M. Clement in which the Company agreed to issue to Mr. Clement, on or promptly after January 1, 2006, 4,450,000 MediaMax restricted common shares. The shares were issued to Mr. Clement on January 31, 2006. In addition, the Company’s Board granted Mr. Clement three stock options to purchase a total of 26,700,000 shares, 8,900,000 of which are exercisable at $.0425 per share, 8,900,000 of which are exercisable at $.055 per share, and 8,900,000 of which are exercisable at $.070 per share. These options will vest over a three-year period, with one-third of them vesting on the first anniversary of the commencement of Mr. Clement’s employment with the company and the balance vesting monthly over the succeeding two years. Mr. Clement’s employment agreement has a term commencing on November 21, 2005 and ending on December 31, 2008. He will be paid a base salary of $250,000 per annum through December 31, 2007 and $300,000 per annum in 2008. In addition, Mr. Clement will receive a signing bonus of $20,000, payable on commencement of his employment and a $35,000 incentive bonus payable upon successful completion of certain strategic initiatives of the company. In addition, the Company has indicated that it will establish an executive bonus program in which Mr. Clement may participate. His employment contract provides for severance payments equal to 50% of the present value of his base salary for the balance of his employment agreement (but not less than one year’s base salary) if his employment is terminated for “cause” or with “good reason”, except that, if his employment is terminated prior to the investment of a total of $2.575 million pursuant to currently pending financings, he will only be entitled to six months severance. Mr. Clement has also agreed to standard confidentiality, noncompetition and nonsolicitation provisions, which noncompetition and nonsoliciation provisions survive any termination of his employment for one year (or, in the event that he is only entitled to six-months severance).

Management Agreement

During March 2004 as part of the Exclusive Marketing Agreement, the Company agreed to compensate SunnComm $12,000 a month for administrative and accounting services for which the Company was charged through the remainder of 2004 and all of 2005.

Options granted

Options granted to directors and officers during 2005

Individual Option Grants
For the year ended December 31, 2005

	Number of securities	% of total options granted	Exercise or
	underlying	to employees	base price	Expiration
Name	options granted	during year	per share	Date

Scott Stoegbauer	580,090	2.14%	0.200	10/30/2007
Kevin M. Clement (1)	8,900,000	32.62%	0.043	11/1/2015

Kevin M. Clement (1)	8,900,000	32.62%	0.055	11/1/2015
Kevin M. Clement (1)	8,900,000	32.62%	0.070	11/1/2015
	27,280,090

(1) Options vest over a three year period with 1/3 of them vesting on the first employment anniversary with the balance vesting monthly over the succeeding two years.

Option Values at December 31, 2005

The value of all outstanding options to directors and officers at December 31, 2005

Individual Option Grants
For the year ended December 31, 2005

					Value of unexercised
	Shares acquired on	Value realized on	Number of securities underlying unexercised options at December 31, 2005		in-the-money options at December 31, 2005
Name	exercise	exercise	Exercisable	Unexercisable	Exercisable	Unexercisable

Scott Stoegbauer	0	0	580,090	0	0	0
Kevin M. Clement	0	0	0	26,700,000	0	0
	0	0	580,090	26,700,000	0	0

Stock Option Plan

The Company has adopted its 1997 Statutory and Non-Statutory Incentive Stock Option Plan (“Plan”) which authorizes the Company to grant incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended, and to grant nonstatutory stock options. The Plan relates to a total of 623,753 shares of common stock. Options relating to all 623,753 shares have been issued and are outstanding and all are presently exercisable at strike prices ranging from $.20 per share to $.56 per share. The outstanding options must be exercised within 10 years from the date of grant and no later than three months after termination of employment or service as a director, except that any optionee who is unable to continue employment or service as a director due to total and permanent disability may exercise such options within one year of termination and the options of an optionee who is employed or disabled and who dies must be exercised within one year after the date of death.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 13, 2006, certain information with respect to the beneficial ownership of the Company's common stock by (i) each director and officer of the Company, (ii) each person known to the Company to be the beneficial owner of 5% or more of the outstanding shares of common stock, with such person's address, and (iii) all of the directors and executive officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.

Name of Beneficial Owner or Name of Officer or Director	Shares beneficially Owned (1)	Percent
Kevin M. Clement, CEO 886 N. Cofco Center Ct., Suite 1053 Phoenix, AZ. 85008	4,650,000	2.4
Scott Stoegbauer, V.P. Sales & Marketing 668 N. 44th Street, Suite 233 Phoenix, AZ. 85008	648,757 (2)	0.3
Wade P. Carrigan, Director P.O. Box 1908 Gilbert, AZ. 85299	6,131,415	3.2
SunnComm International, Inc. 668 N. 44th Street, Suite 248 Phoenix, AZ. 85008	44,879,785 (3)	23.3
All officers and directors as a group (3 persons)	11,430,172	5.9

1.
All securities are owned directly and beneficially unless otherwise noted. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of March 13, 2006 are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity.

2.	Includes 580,090 shares of common stock underlying presently exercisable options.

3.	Amounts shown include shares held by Project 1000, Inc. which is a wholly owned subsidiary and shares personally owned by the directors of SunnComm.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

On March 4, 2004 the written consent, of a majority of disinterested outstanding common shares of record at February 4, 2004 became effective to approve the issuance of 10,152,704 restricted common shares valued by the Company at $.03 per share to SunnComm, "SunnComm", for $304,581 of debt incurred for cash advances and administrative and overhead expenses charged to the Company and to approve the issuance of 64,000,000 restricted common shares valued by the Company at $.03 per share for a total consideration of $1,920,000 to SunnComm and the assumption of a $108,860 outstanding debt due to a consultant for an Exclusive Marketing Agreement with its commercial copy protection technology on CD's and all of its continuing upgrades. The Agreement provides the Company with 40% of the revenues derived from all existing licensing agreements held by SunnComm for the technology and requires it to advance $138,000 a month against future royalties and an additional $12,000 for services being provided by SunnComm. The first such payment was made on March 31, 2004. Once annual gross revenues of $3,600,000 are achieved, the Company will receive 50% of all revenues derived from licensing agreements. The Exclusive Marketing Agreement gives the Company the exclusive marketing rights for SunnComm’s optical media enhancement and control technologies. Under the terms of the Exclusive Marketing Agreement, the Company must pay for all of its sales and marketing costs and SunnComm must pay for all of its development and upgrade costs. SunnComm also agreed to indemnify the Company against consumer complaints and product related litigation.

During the year ended December 31, 2004, the Company paid $12,000 a month for ten months to SunnComm for administrative and accounting services. The agreement with SunnComm is on a month to month basis.

On June 11, 2005 the Company entered into an Agreement and Plan of Merger with SunnComm. The Agreement provided for the issuance of the Company’s common shares in exchange for all of the outstanding common shares of SunnComm on a one-for-one basis subject to the issuance of a fairness opinion from an independent valuation expert regarding the exchange ratio. Additional conditions to the consummation of the merger include, but are not limited to, audited financial statements, the registration with the SEC of the Company’s shares to be issued in the transaction and shareholder approval of the merger by a majority of the shareholders of both companies. It also provided for an amendment to the existing Exclusive Marketing Agreement with SunnComm whereby any defaults on the part of the Company are waived by SunnComm at least through July 31, 2006, and the earliest that SunnComm can exercise any right of termination due to any default by the Company is March 31, 2006.

On September 21, 2005 the Amended and Restated Exclusive Marketing Agreement of June 11, 2005 was amended as part of the Definitive Agreement for the Company to acquire SunnComm in a reverse merger. This Second Amended and Restated Exclusive Marketing Agreement will only become effective if the merger with SunnComm International Inc., “SunnComm” is terminated by SunnComm. In such an event, the Agreement provides for the Company to receive 100% of the royalties until all penalties and expenses are recovered, after which the Company would receive 50% of the royalties. All the other terms of the original Marketing Agreement remained the same. This amended agreement was consideration for the Company offering warrants on its common stock to potential investors of SunnComm.

On November 2, 2005 the Company entered into the First Amendment to the Agreement and Plan of Merger with SunnComm which required the resignation of William Whitmore, Jr. as the CEO and appointment of Kevin M. Clement as the new CEO and to increase the directors on the board to six members before the merger.

The Amendment also contemplates that Peter Jacobs, the President and Chief Executive Officer of SunnComm, will assume the non-executive position of Chairman of the Board of Directors of the merged company from and after the effective time of the Merger. As part of this agreement, the Company agreed to retain Mr. Jacobs as a consultant and as its non-executive Chairman of the Board from the effective time of the Merger with SunnComm through June 30, 2007. Mr. Jacobs will be paid a consulting fee equal to $100,000 per annum for his services. In addition, the Company agreed to issue Mr. Jacobs 10,000,000 shares of the Company’s common stock on or promptly after January 1, 2006, which shares he may cause the Company to repurchase for $.10 per share within 30 days following the second anniversary of the effective time of the SunnComm merger, and granted to Mr. Jacobs options to purchase 15,000,000 MediaMax shares, 10,000,000 of which are exercisable at $.05 per share and 5,000,000 of which are exercisable at $.075 per share. All such options vest in full  upon  the effective time of the Merger. The consulting agreement with Mr. Jacobs also includes standard releases of claims and non-disparagement, confidentiality and non-solicitation provisions.

During 2005 the Company amended a registration statement originally filed on June 29, 2004 with the Securities and Exchange Commission which registered 96,290,414 of the Company’s common shares owned by SunnComm. At December 31, 2004 SunnComm owned 72,410,521 common shares of the Company representing approximately 40% of its outstanding common shares. A total of four amendments were made to the registration statement during 2005. The last amendment was on November 14, 2005 which was post effective amendment number five where there were 62,310,521 registered shares held for sale. At that time, SunnComm had an agreement with Granite Associates, Inc., a registered broker-dealer, to sell 56,000,000 of the registered shares in two unit offerings by December 15, 2005.

Offering I involved the offer of up to 14 million units, each of which included two registered shares of MediaMax common stock offered under the prospectus, one Class A Warrant to purchase a restricted common share of MediaMax at an exercise price of $.05, and one Class B Warrant to purchase a restricted common share of MediaMax at an exercise price of $.10. The purchase price per unit was $.075. None of the Warrants, the shares purchasable thereunder, nor the units themselves were being offered under the registration statement. Only the registered shares of MediaMax common stock owned by SunnComm which comprise a portion of the units were being offered under the prospectus.

Offering II involved the offer of up to 14 million units, each of which included two registered shares of MediaMax common stock offered under the prospectus, one restricted share of SunnComm common stock, one Class A Warrant to purchase a restricted common share of MediaMax at an exercise price of $.05, and one Class B Warrant to purchase a restricted common share of MediaMax at an exercise price of $.10. The purchase price per unit was $.105. None of the Warrants, the shares purchasable thereunder, the SunnComm restricted common stock, nor the units themselves were being offered under the prospectus. Only the registered shares of MediaMax common stock owned by SunnComm which comprise a portion of the units were being offered under the prospectus.

The Company would not receive any proceeds from the sale of the registered shares by the selling shareholder. The Company estimates that it has incurred approximately $20,000 in legal and accounting fees, none of which are owed or have been paid to directors, officers or affiliates.

On November 18, 2005, Granite Associates, Inc. raised $822,500 for SunnComm under post effective amendment five which resulted in the Company having granted warrants to nine persons to purchase 10,966,667 restricted common shares at $.05 per share expiring November 18, 2007 and an additional 10,966,667 restricted common shares at $.10 per share expiring November 18, 2010. The Company also issued 1,096,667 restricted common shares to Granite Associates Inc. as part of a commission agreement in connection with the Unit Offering. At December 31, 2005, SunnComm owned 38,068,853 common shares of the Company representing approximately 21% of all of its outstanding shares.

During 2005, SunnComm charged the Company $144,000 for administrative services and advanced $341,625 for operation expenses. At December 31, 2005, the Company owed SunnComm $ 227,408.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit No.      Description and Method of Filing

3.1	Certificate of Change to the Authorized Shares of Fan Energy, Inc., as filed with the Nevada Secretary of State June 28, 2002 as filed on Exhibit 3(I) 1 on Form 8-K dated June 28, 2002.

3.2	Amended Articles of Incorporation for change of name and increased authorized shares incorporated by reference on Exhibit 1 on Form 8-K filed April 24, 2003.

10.0	Asset Purchase Agreement with Project 1000, Inc. dated May 3, 2002 on Exhibit 10.1 (1)

10.1	Amendment # 1 to Asset Purchase Agreement with Project 1000, Inc. dated May 3, 2002 on Exhibit 10.2 (1)

10.2	Amendment # 2 to Asset Purchase Agreement with Project 1000, Inc. dated May 3, 2002 on Exhibit 10.3 (1)

10.3	Voting Agreement with Project 1000, Inc. dated May 3, 2002 on Exhibit 10.4 (1)

10.4	Exclusive Marketing Agreement with SunnComm incorporated by reference on Form 8-K filed March 12, 2004.

16.1	Letter on Change in Certifying Accountant incorporated by reference on Form 8-K filed March 12, 2004.

22.1	Shareholder Consent of disinterested shareholders for transactions with SunnComm incorporated by reference on Form 14C filed February 5, 2004.

22.2	Shareholder Consent of majority shareholders for changing of the Company’s name incorporated by reference on Form 14C filed March 2, 2005.
31.1
Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

(b) Reports filed on Form 8-K for the three months ended December 31, 2005.

(1)
Incorporated by reference on Form 8-K dated November 4, 2005 for the First Amendment to Plan of Merger, Employment Agreement for Kevin M. Clement, Transition and Consulting Agreement for Peter H. Jacobs and Consulting Agreement for Granite Associates, Inc.

(2)	Incorporated by reference on Form 8-K dated December 21, 2005 for resignation of William H. Whitmore Jr. and his Transition and Consulting Agreement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by Semple & Cooper for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the years ended December 31, 2004 and 2003 were $37,000.

AUDIT RELATED FEES

For the years ended December 31, 2004 and 2003, the aggregate fees billed for assurance and related services billed by Semple & Cooper relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees”, above, was $Nil.

TAX FEES

For the years ended December 31, 2004 and 2003, the aggregate fees billed for other non-audit professional services billed by Semple & Cooper other than those services listed above, was $Nil.

ALL OTHER FEES

Semple & Cooper’s fees for reviewing the Company’s registration statements for SunnComm were approximately $13,000 and $13,000 during the years ending December 31, 2004 and 2005, respectively.

The audit committee pre-approves all services provided by our independent auditors. The audit committee has considered the nature and the amount of the fees billed by Semple & Cooper and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Semple & Cooper’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   MediaMax Technology Corporation

Date: March 31, 2006	By /s/ Kevin M. Clement Kevin M. Clement Chief Executive Officer Principal Accounting Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 31, 2006	By /s/Kevin M. Clement Kevin M. Clement Director
Date: March 31, 2006	By /s/ Wade P. Carrigan Wade P. Carrigan Director

Exhibit 31.1

Certification of Chief Executive Officer and Chief Financial Officer
required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

I, Kevin M. Clement, Chief Executive Officer and Principal Accounting Officer of MediaMax Technology Corporation, formerly Quiet Tiger, Inc., certify that:

1.	I have reviewed this annual report on Form 10-KSB of MediaMax Technology Corporation;

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2006
/s/ Kevin M. Clement
Kevin M. Clement Chief Executive Officer Principal Accounting Officer

Exhibit 32.1
Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2004

In connection with the Annual Report on Form 10-KSB of MediaMax Technology Corporation, formerly known as Quiet Tiger, Inc., for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Kevin M. Clement, Chief Executive Officer and Chief Financial Officer, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/Kevin M. Clement
Name: Kevin M. Clement
Date: March 31, 2006

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MediaMax Technology Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of MediaMax Technology Corporation and Subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MediaMax Technology Corporation and Subsidiary at December 31, 2005 and 2004, and the results of its operations, changes in stockholders’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Semple & Cooper, LLP
Semple & Cooper, LLP
Phoenix, Arizona
March 17, 2006

MEDIAMAX TECHNOLOGY CORPORATION
FKA QUIET TIGER INC.
CONSOLIDATED BALANCE SHEET
At December 31, 2005

ASSETS

CURRENT ASSETS:
Cash	$ 748
Deferred compensation	80,000
Deposits	11,129
Total current assets	91,877

OTHER ASSETS:
Furniture and equipment, net	6,982
Intangible assets, net	100,000
Deferred reorganization costs	763,133
Total assets	$ 961,992

LIABILITIES
CURRENT
Accounts payable	$ 745,050
Advances due to affiliate	227,408
Notes payable	150,000
Total current liabilities	1,122,458

Total liabilities	1,122,458

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value,
50,000,000 shares authorized, none issued
Common stock, $.001 par value, 350,000,000 shares
authorized, 186,794,325 issued and outstanding	186,794

Additional paid-in capital	11,536,022
Additional paid-in capital stock options	1,271,522
Accumulated (deficit)	(13,154,804)
Total stockholders' equity	(160,466)

Total liabilities and stockholders' equity	$ 961,992

See accompanying notes to these consolidated financial statements.

MEDIAMAX TECHNOLOGY CORPORATION
FKA QUIET TIGER INC.
CONSOLIDATED STATEMENTS OF OPERATION

	For the years ended
	December 31,
	2005	2004
REVENUES
Licensing revenue	$230,854	$105,972
Total Revenue	230,854	105,972

OPERATIING EXPENSES
Impairment on equipment	0	100,000
Impairment on marketing agreement	1,940,863	0
General and administrative	669,325	837,998
Sales & marketing	260,611	54,693
Stock based compensation to	90,465	270,000
outside third parties
Consulting	69,850	36,130
Legal & accounting	116,763	42,262
Interest expense	11,629	167
Financing expense	250,000	0
Amortization and depreciation	407,347	305,463
Total Operating Expenses	3,816,853	1,646,713

Net (Loss)	($3,585,999)	($1,540,741)

(LOSS) PER SHARE:
Basic and diluted (loss) per share	($0.02)	($0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	183,162,818	156,366,147

See accompanying notes to these consolidated financial statements.

MEDIAMAX TECHNOLOGY CORPORATION FKA QUIET TIGER ,INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the years ended December 31, 2005 and 2004

			Paid-In	Stock	Accumulated
	Shares	Amount	Capital	Options	(Deficit)	Total

Balance at December 31, 2003	55,432,778	$55,433	$7,408,951	$100,500	($8,028,064)	($463,180)
Shares issued in private
placement for cash	20,740,476	20,740	784,260			805,000
Finder fees	0	0	(5,000)			(5,000)
Shares issued for debt	17,337,738	17,338	510,094			527,432
Shares issued for exclusive
marketing agreement	64,000,000	64,000	1,856,000			1,920,000
Shares issued for services	24,383,333	24,383	859,617			884,000
Net (Loss) for the year
ended December 31, 2004					(1,540,741)	(1,540,741)
Balance at December 31, 2004	181,894,325	181,894	11,413,922	100,500	(9,568,805)	2,127,511
Shares for services	4,500,000	4,500	108,500			113,000
Shares for debt	400,000	400	13,600			14,000
Stock options and warrants granted				1,171,022		1,171,022
Net (Loss) for the year
ended December 31, 2005					(3,585,999)	(3,585,999)
Balance at December 31, 2005	186,794,325	$186,794	$11,536,022	$1,271,522	($13,154,804)	($160,466)

See accompanying notes to these consolidated financial statements.

MEDIAMAX TECHNOLOGY CORPORATION FKA QUIET TIGER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	($3,585,999)	($1,540,741)
Adjustments to reconcile net
cash used by operations:
Loss on disposal of equipment	1,827	0
Amortization and depreciation expense	407,347	305,463
Impairment of equipment	0	100,000
Impairment of exclusive marketing agreement	1,940,863	0
Write off financing fees	250,000	0
Common stock issued for services	113,000	604,000
Common stock issued for payables	14,000	11,681
Fair value of stock options issued	1,965	0
Changes in assets and liabilities:
(Increase)/decrease in deferred compensation	(80,000)	0
(Increase)/decrease in deposits	0	(479)
Increase/(decrease) in accounts payable	554,121	46,222
Increase/(decrease) in net due to/from affiliates	491,389	(273,599)
Increase/(decrease) in accrued interest	11,379	167
Net cash provided (used) by operating activities	119,892	(747,286)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for equipment	(3,804)	(7,714)
Investment in DarkNoise Technologies	0	(70,000)
Cash payment on assumed debt under exclusive marketing agreement	0	(25,000)
Deferred reorganization costs	(216,180)	0
Net cash (used) in investing activities	(219,984)	(102,714)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	0	800,000
Proceeds from sale of convertible debenture	100,000	50,000

Net cash provided by financing activities	100,000	850,000

Net Increase (decrease) in cash	(92)	0
Cash at beginning of period	840	840
Cash at end of period	$748	$840

Cash paid during the year for:
Interest expense	$11,629	$167

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of 21,933,334 stock warrants for enhanced rights under	$622,104	$0
marketing agreement

Issuance of 15,000,000 stock options to investors	$546,953	$0
for merger agreement

Issuance of 64,000,000 common shares and assumption of	$0	$2,028,860
$108,860 of debt for and exclusive marketing agreement with
SunnComm International Inc.

Payment of debenture and accrued interest for 886,073	$0	$26,582
common shares

Payment of debt to affiliates for 16,305,653 common shares	$0	$489,169

Issuance of 1,000,000 shares for consulting fees pertaining	$0	$30,000
to acquisitions.

Issuance of 3,333,333 common shares for commitment fee	$0	$250,000

See accompanying notes to these consolidated financial statements.

NOTE 1 - ORGANIZATION AND BUSINESS

MediaMax Technology Corporation, formerly known as Quiet Tiger, Inc. (the "Company") was originally formed as an Idaho corporation in the early 1900s as a mining exploration company and was not successful in the exploration of mining properties. In 1988 the predecessor was merged into a newly-formed Nevada Corporation named Eastern Star, Inc. and it was inactive thereafter, with no assets or liabilities through the end of 1996. In early 1997, the Company was reactivated when the holder of a majority of the outstanding common stock transferred control of the inactive corporation. The name of the corporation was changed to Fan Energy Inc. during and the transferee elected new directors and officers and caused the Company to effect a 10-into-1 reverse stock split. Effective with the change in control and reactivation during 1997, the stockholders of the Company approved a plan of informal quasi reorganization. Pursuant to the plan, the Company's accumulated deficit of $504,648, as of the date of reorganization, was eliminated and charged to additional paid-in capital as defined by Statement of Financial Accounting Standards (SFAS) No. 7 and was considered a development stage company effective January 1, 1997.

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

On March 4, 2004 the written consent, of a majority of disinterested outstanding common shares of record at February 4, 2004 of the Company, became effective to approve the issuance of 10,152,704 restricted common shares valued by the Company at $.03 per share to SunnComm International, Inc., "SunnComm", for $304,581 of debt incurred for cash advances and administrative and overhead expenses charged to the Company and to approve the issuance of 64,000,000 restricted common shares valued by the Company at $.03 per share for a total consideration of $1,920,000 to SunnComm and the assumption of a $110,000 outstanding debt due to a consultant for an Exclusive Marketing Agreement with its commercial copy protection technology on CD's and all of its continuing upgrades. The Agreement provides the Company with 50% of the revenues derived from all existing licensing agreements held by SunnComm for the technology and required the Company to advance $138,000 a month against future royalties and an additional $12,000 for services being provided by SunnComm. The first payment was made on March 31, 2004. The Exclusive Marketing Agreement gives the Company the exclusive marketing rights for SunnComm's optical media enhancement and control technologies. Under the terms of the Exclusive Marketing Agreement, the Company must pay for all of its sales and marketing costs and SunnComm must pay for all of its development and upgrade costs. SunnComm also agreed to indemnify the Company against consumer complaints and product related litigation.

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

On June 11, 2005, MediaMax Technology Corp. ("the Company") entered into an Agreement and Plan of Merger (the "Merger Agreement") with SunnComm. The Merger Agreement included a First Amended Exclusive Marketing Agreement with SunnComm to market any products which SunnComm owns, develops or otherwise has the right to license, from which the Company derives 40% of all gross revenues generated from its marketing efforts. A Second Amended Marketing Agreement was executed on September 21, 2005, see Note 9. The Merger Agreement provides for the issuance of the Company's common shares in exchange for all of the outstanding common shares of SunnComm on a one-for-one basis. The consummation of the merger is subject to the issuance of a fairness opinion from an independent valuation expert. Additional conditions to the consummation of the merger include, but are not limited to, audited financial statements, the registration with the SEC of the Company's shares to be issued in the transaction and shareholder approval of the merger by a majority of the shareholders of both companies.

On September 21, 2005 MediaMax executed a Second Amendment to the Marketing Agreement which included a provision giving MediaMax a waiver from making advanced royalty payments through June 30, 2006. Although the advanced royalty waiver within the Second Amended Marketing Agreement became immediately effective on September 21, 2005, the other provisions within the Second Amended Marketing Agreement will only become effective if the planned merger with SunnComm does not occur because of certain specified reasons including SunnComm's failure as defined in the Merger Agreement. If it does become effective, the percentage of revenues on sales or licenses of SunnComm products retained by the company would, in general increase to 50% from 40% for the first $3.6 million in annual sales, SunnComm's license grants would remain exclusive for at least five years (even if the agreement is subsequently terminated). In addition, the Second Marketing Agreement requires the source code for the licensed SunnComm products to be deposited into a source code escrow account. The Waiver Letter provides that any defaults on MediaMax’s part, pertaining to advance royalty payments, are waived by SunnComm until the earlier of June 30, 2006 or the date on which it is publicly announced that the merger will not be consummated (if such ever occurs) and also that no termination of the Marketing Agreement by SunnComm due to any default of MediaMax may occur until after June 30, 2006.

On November 18, 2005 the Company issued warrants to purchase 21,933,334 common shares of its common stock to SunnComm investors as consideration for SunnComm agreeing to a Second Amended Exclusive Marketing Agreement. The options were valued at $622,104 using the Black Scholes option pricing model and capitalized to the Exclusive Marketing Agreement. On December 31, 2005 the Company impaired the entire Exclusive Marketing Agreement for the remaining unamortized amount of $1,940,863 (See Note 2).

During December 2005, the Company performed a review for potential impairment of the Exclusive Marketing Agreement based on circumstances indicating that the amount may not be recoverable. During November, 2005 the Company and SunnComm were informed by its largest customer that it would be suspending the use of the MediaMax copy protection software due to pending lawsuits related to a competitor’s copy protection software. The uncertainty in the marketplace for digital rights management products has affected the marketability of the MediaMax product resulting in no revenues during the first quarter of 2006. In addition, pursuant to the Second Amendment to the Exclusive Marketing Agreement, commencing July 1, 2006 the Company will be required to make monthly advanced royalty payments in the amount of $138,000 per month. Without revenues from its largest customer, the Company may not be able to make those payments and therefore may be considered in default of the Agreement. Based on the aforementioned circumstances, the Company’s review concluded that as of December 31, 2005 the Company should impair the entire Exclusive Marketing Agreement for the remaining unamortized amount of $1,940,863.

GOING CONCERN AND OPERATIONS

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

As shown in the accompanying financial statements during the years ended December 31, 2005 and 2004, the Company incurred net losses of $3,585,999 and $1,540,741, respectively, and as of December 31, 2005 had a working capital deficit of $1,030,581 which included approximately $143,000 in unpaid payroll taxes.

The uncertainty in the marketplace for digital rights management products has affected the marketability of the MediaMax product resulting in no revenues during the first quarter of 2006 and increased the difficulty in raising capital to finance general and administrative expenses. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern during the next twelve months.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to market an improved version of MediaMax and new products that can be sold in the marketplace, to obtain equity investments and additional financing as may be required to ultimately attain successful operations. Management is currently seeking equity investments, negotiating with a major record label to set a new level of standardization in place and an increased level of testing protocols, consulting with SunnComm regarding the development of new products for sale as well as discussing with SunnComm ongoing consideration for consulting services being provided by the Company. There can be no assurance, however, that Management's efforts will ultimately be successful.

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

REVENUE RECOGNITION

Licensing revenue is recognized as it is earned in accordance with Staff Accounting Bulletin (“SAB”) No. 104 when reasonable assurance exists regarding measurement and collectibility. The Company’s sole source of revenue during 2004 was through an Exclusive Marketing Agreement that was executed during March 2004 through which the Company receives a percentage of all royalties generated from its sales of SunnComm International Inc.’s copyright protection software. Royalties are earned on a per-unit basis when these CDs are manufactured.

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

The Exclusive Marketing Agreement with SunnComm International Inc. was being amortized over its expected life which the company had estimated to be five years.

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

(LOSS) PER COMMON SHARE

(Loss) per common share is computed based on the weighted average number of common shares outstanding during each period. Convertible equity instruments such as stock warrants and options are not considered in the calculation of net loss per share, as their inclusion would be antidilutive. The Company has outstanding common stock equivalents which if exercised would result in the issuance of 46,338,895 common shares having an antidilutive effect on the loss per common share.

SHARE BASED COMPENSATION

Effective April 21, 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends Statement of Accounting Standards No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the Company’s Statement of Operations based on their fair values. Pro forma disclosures will no longer be an alternative.

SFAS 123(R) must be adopted beginning with the first interim or annual reporting period of the first fiscal year beginning on or after December 15, 2005 and permits public companies to adopt its requirements using one of two methods:

A “modified prospective” method, in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the adoption date and based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the adoption date.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures.

The Company plans to implement SFAS 123(R) during the first quarter of 2006.

During 2004 the Company granted options to purchase 249,999 common shares at $.20 per share and options to purchase 62,375 common shares at $.56 were cancelled. Also during 2004, the Company issued warrants to purchase 900,000 common shares at strike prices from $.25 to $5.00 per share with expiration dates ranging from June 30, 2006 to September 30, 2006. . In addition, during the fourth quarter of 2004 the Company issued a debenture convertible into common stock at $.025 per share.

On August 30, 2005, the Company granted options to purchase 15,000,000 common shares at $.043 per share in connection with financing the merger with SunnComm.

On November 2, 2005, pursuant to a Transition and Consulting agreement the Company granted options to the CEO of SunnComm to purchase 15,000,000 shares of common stock at strike prices ranging from $.05 to $.075. The options vest in full upon the effective date of the Merger. In addition, the Company granted options to the CEO to purchase 26,700,000 common shares at strike prices ranging from $.0425 to $.07 with vesting provisions beginning one year from the date of grant.

On November 18, 2005 the Company issued warrants to purchase 21,933,334 common shares of its common stock with strike prices ranging from $.05 to $.10 per share to SunnComm investors as consideration for SunnComm agreeing to a Second Amended Exclusive Marketing Agreement.

Throughout 2005, the Company issued options to an employee to purchase 330,091 common shares at $.20 per share.

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

The following table illustrates the effect on net loss per share of common stock if the Company has applied the fair value recognition provisions of SFAS 123 instead of APB 25's intrinsic value method to account for stock-based employee compensation:

	2005	2004

Net loss, as reported	($3,585,999)	($1,540,741)

Pro forma stock-based employee and
director compensation expense, under
the fair value method	(14,500)	(641)

Pro forma net loss	(3,600,499)	(1,541,382)

Basic loss per common share, as reported	($0.02)	($0.01)

Pro Forma loss per common share	($0.02)	($0.01)

The fair value for these options was estimated at the date of each grant using the Black-Scholes option valuation model, with the following weighted average assumptions:

	2005	2004

Risk Free Interest Rate	3.85%	2.89%-3.25%

Dividend Yield	0	0

Volatility Factor	247-272%	86-141%

Expected Option Life	2 years	3 years

NEW TECHNICAL PRONOUNCEMENTS

In May 2005 the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets.” SFAS 153 amends the guidance in APB No. 29, “Accounting for Nonmonetary Assets.” APB No.29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 2--ASSET IMPAIRMENT CHARGES

In accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" the Company impaired all of its disk manufacturing segment with a $100,000 impairment at December 31, 2004. The charge had no impact on the Company's cash flow or its ability to generate cash flow in the future.

During December 2005, the Company performed a review for potential impairment of the Exclusive Marketing Agreement based on circumstances indicating that the amount may not be recoverable. During November, 2005 the Company was informed by its largest customer that it would be suspending the use of the MediaMax copy protection software due to pending lawsuits related to a competitor’s copy protection software. The uncertainty in the marketplace for digital rights management products has affected the marketability of the MediaMax product resulting in no revenues during the first quarter of 2006. In addition, pursuant to the Second Amendment to the Exclusive Marketing Agreement, commencing July 1, 2006 the Company will be required to make monthly advanced royalty payments in the amount of $138,000 per month. Without revenues from its largest customer the Company may not be able to make those payments and therefore may be considered in default of the Agreement. Based on the aforementioned circumstances, the Company’s review concluded that as of December 31, 2005 the Company should impair the entire Exclusive Marketing Agreement for the remaining unamortized amount of $1,940,863.

NOTE 3 - DEFERRED REORGANIZATION COSTS

On June 11, 2005, the Company entered into a merger agreement with SunnComm. The Agreement provides for the Company to acquire SunnComm in a reverse merger and supersedes the non-binding letter of intent previously agreed to by both companies on March 30, 2005. The Company has incurred $763,133 of costs pertaining to the Agreement to acquire all of the outstanding common shares of SunnComm on a proposed 1 for 1 exchange ratio subject to an independent fairness opinion and certain conditions.

The Company anticipates incurring additional expenses prior to the successful acquisition of all of the outstanding common shares of SunnComm whereupon all costs incurred would be reclassified as a reorganization expense to stockholders equity. In the event that the Company is not successful it will expense all deferred reorganization costs within the period that the determination is made.

NOTE 4 - FURNITURE & EQUIPMENT

During the fourth quarter of 2004, the Company impaired its floppy disk manufacturing equipment. As a result of the lack of economic feasibility, the Company determined that the asset value was impaired and decreased the carrying value to reflect the net realizable value of the equipment at December 31, 2004 as follows:

Description	Cost	Impairment	Net Realizable Value
3.5" Disk Manufacturing
Equipment	$ 3,915,721	$3,912,211	$ 3,510
Computers	81,636	81,636	0
	3,997,357	3,993,847	3,510
Less: accumulated depreciation	3,510	0	3,510
	$3,993,847	$3,993,847	$ 0

There was no depreciation on the floppy disk equipment for the period ended December 31, 2004.

Furniture and computer equipment purchased during 2005 and 2004 was $3,804 and $7,714, respectively and are being depreciated straight line over 5 to 7 years. Equipment disposed of during 2005 had an original cost of $2,811 and had accumulated depreciation of $984. Depreciation expense on the furniture and computer equipment during 2005 and 2004 was $1,575 and $1,134, respectively.

NOTE 5 - INTANGIBLE ASSETS

Exclusive Marketing Agreement

On March 4, 2004 the Company purchased an Exclusive Marketing Agreement from SunnComm for a total consideration of $1,920,000 to SunnComm and the assumption of a $110,000 outstanding debt due to a consultant. The Exclusive Marketing Agreement includes SunnComm’s commercial copy protection technology on CD's and all of its continuing upgrades. The Agreement provides the Company with 40% of the revenues derived from all existing licensing agreements held by SunnComm and future revenue generating agreements for the technology. When annual gross revenues of $3.6 million are achieved, the Company will receive 50% of the licensing revenues. The agreement also requires the Company to advance $138,000 a month against future royalties and an additional $12,000 for services being provided by SunnComm; however, the Company is not required to advance royalty payments through June 30, 2006. The Exclusive Marketing Agreement gives the Company the exclusive marketing rights for SunnComm’s optical media enhancement and control technologies. Under the terms of the Exclusive Marketing Agreement, the Company must pay for all of its sales and marketing costs and SunnComm must pay for all of its development and upgrade costs. SunnComm also agreed to indemnify the Company against consumer complaints and product related litigation.

As of December 31, 2005 the Exclusive Marketing Agreement was fully impaired (See Note 2).

Darknoise Technology

On January 28, 2004 the Company entered into a binding Memorandum of Understanding, "MOU", with DarkNoise Technologies Limited, a United Kingdom company, "DarkNoise".

The Company advanced $50,000 in cash to DarkNoise during the first quarter of 2004 and an additional $20,000 during the second quarter of 2004 under the terms of the MOU. Also during the first quarter the Company paid a consultant 1,000,000 restricted common shares at a fair value of $.03 per share to evaluate the transaction.

On March 18, 2005, as consideration for the $70,000 of cash paid by the Company and an ongoing royalty from DarkNoise product sales, DarkNoise transferred to the Company intellectual property including inventions, pending patents, research and development and property relating to current joint development initiatives.

Darknoise technology is currently operational in a test environment but does require additional development efforts to commercialize the technology.

The Company plans to raise capital sufficient to incur expenditures for developing and integrating the DarkNoise technology with MediaMax and work closely with SunnComm to integrate the two technologies. An estimated budget for the project has not yet been determined. Once developed and integrated, the Agreement requires the Company to undertake sales and marketing of the product. DarkNoise will receive a 25% royalty on the incremental net revenues generated by the inclusion of the technology with the product or products being marketed by the Company at that time after all research and development costs have been recovered.

The book value of the DarkNoise technology at December 31, 2005 was $100,000. Amortization of the technology will commence when the technology is put into service.

NOTE 6 - CONVERTIBLE NOTE PAYABLE

The Company has three convertible notes outstanding with the same holder totaling $150,000 accruing interest at an annual rate of 8% due and payable in full with one balloon payment due on December 31, 2006. All principal and interest are convertible into common stock at $.025 per share at any time by the holder. The Company may not prepay the note without the consent of the holder. At December 31, 2005 and 2004 accrued interest payable on the notes were $11,546 and $167, respectively. All principal and accrued interest is convertible into 6,461,808 common shares at December 31, 2005.

NOTE 7 - INCOME TAXES

The Company does not provide any current or deferred income tax provision or benefit for any period presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance because of the uncertainty regarding the utilization of the net operating loss carryforwards.

At December 31, 2005, the Company had federal net operating losses of approximately $9,780,408. Net operating loss carryforwards expire between 2017 and 2024 unless utilized by the Company.

Income tax expense does not differ from amounts computed by applying the U.S. Federal income tax rate of 34% except for the valuation allowance.

Future realization of the net operating losses is dependent on generating sufficient taxable income prior to their expiration. Tax effects are based on a 34% Federal income tax rate. The net operating losses expire as follows:

Expiration	Amount
2017 2018 2019 2020 2021 2022 2023 2024 2025	$ 198,064 1,116,166 93,037 39,421 884,921 1,003,588 843,625 2,015,587 3,585,999
Total net operating loss vailable	$ 9,780,408

The net operating losses may be significantly reduced upon the consummation of the planned merger with SunnComm depending on the final terms of the merger and the exchange ratio of ownership.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Agreement and Plan of Merger

On June 11, 2005 the Company entered into an Agreement and Plan of Merger with SunnComm and further amended on November 2, 2005. The Agreement provided for the issuance of the Company’s common shares in exchange for all of the outstanding common shares of SunnComm on a one-for-one basis subject to the issuance of a fairness opinion from an independent valuation expert regarding the exchange ratio. Additional conditions to the consummation of the merger include, but are not limited to, audited financial statements, the registration with the SEC of the Company’s shares to be issued in the transaction and shareholder approval of the merger by a majority of the shareholders of both companies.

Exclusive Marketing Agreement

On September 21, 2005 the Second Amended and Restated Exclusive Marketing Agreement of June 11, 2005 was amended as part of the Definitive Agreement for the Company to acquire SunnComm in a reverse merger. This Second Amended and Restated Exclusive Marketing Agreement will only become effective if the merger with SunnComm International Inc., “SunnComm” is terminated by SunnComm. In such an event, the Agreement provides for the Company to receive 100% of the royalties until all penalties and expenses are recovered, after which the Company would receive 50% of the royalties. All the other terms of the original Marketing Agreement remained the same including the requirement to make advanced royalty payments of $138,000 a month. The requirement for paying advanced royalties begins on July 1, 2006. In the event MediaMax does not make the required payment during the later part of 2006, SunnComm may declare a default of the Second Amended Exclusive Marketing Agreement and the Merger Agreement which could result in substantial penalties to MediaMax. This amended agreement was consideration for the Company offering warrants on its common stock to potential investors of SunnComm.

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

Share Repurchase Agreement

On November 2, 2005 the Company agreed under the First Amendment to the Plan of Merger to issue Peter H. Jacobs 10,000,000 shares of the Company’s common stock on or promptly after January 1, 2006, which shares he may cause the Company to repurchase for $.10 per share within 30 days following the second anniversary of the effective time of the SunnComm merger.

NOTE 9 - STOCKHOLDERS' EQUITY

COMMON STOCK

Prior to 2004, the Company issued a total of 55,432,778 common shares for cash, services, equipment and intellectual property. Of the shares issued, 12,007,252 were issued during 2001 for the disk media production equipment and 23,837,710 common shares were issued to SunnComm during 2002 for intellectual property.

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

On March 4, 2004 the written consent, of a majority of disinterested outstanding common shares of record at February 4, 2004 of the Company, became effective to approve the issuance of 10,152,704 restricted common shares valued by the Company at $.03 per share to SunnComm Technologies, Inc., "SunnComm", for $304,581 of debt incurred for cash advances and administrative and overhead expenses charged to the Company and to approve the issuance of 64,000,000 restricted common shares valued by the Company at $.03 per share for a total consideration of $1,920,000 to SunnComm and the assumption of a $108,860 outstanding debt due to a consultant for an Exclusive Marketing Agreement with its commercial copy protection technology on CD's and all of its continuing upgrades. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

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

On December 19, 2005 the Company issued 3,000,000 restricted shares at a fair value of $54,000 to William Whitmore as part of a Transition and Settlement Agreement.

Warrants

During 2004, the Company issued 900,000 warrants in conjunction with two private placements.

On November 18, 2005, the Company granted warrants to nine accredited investors as part of a financing offered by SunnComm. The warrants were offered as a part of the financing due to the Company securing a Second Amendment to the Exclusive Marketing Agreement. The options entitled the investors to purchase 10,966,667 restricted common shares at $.05 per share until November 18, 2007 and 10,966,667 restricted common shares at $.10 per share until November 18, 2010. The fair value, as calculated using the Black Scholes option pricing model, of the warrants issued was $622,104 and was capitalized as a part of the Exclusive Marketing Agreement.

No warrants were exercised during 2004 or 2005.

At December 31, 2005 the status of outstanding warrants is as follows:

Issue Date	Shares Exercisable	Weighted Average Exercise Price	Expiration Date
July 1, 2004	500,000	$ .25	June 30, 2006
September 20, 2004	400,000	$ 1.75 (1)	September 30, 2006
November 18, 2006	10,966,667	$ .05	November 18, 2007
November 18, 2006	10,966,667	$ .10	November 18, 2010

(1)	All exercise prices of the warrants range from $.25 per share to $5.00 per share.

Stock Options

On August 30, 2005 the Company granted options to purchase 15,000,000 common shares at a strike price at $.0425 per share to expire 45 days after the effective date of a registration statement for the 15,000,000 options. The options were valued at $546,953 using the Black Scholes option pricing model with the following assumptions:

Life: 17 months
Volatility Factor: 252%
% Risk Free Rate: 3.85%

On November 2, 2005 the Company granted Kevin M. Clement three stock options to purchase a total of 26,700,000 shares, 8,900,000 of which are exercisable at $.0425 per share, 8,900,000 of which are exercisable at $.055 per share, and 8,900,000 of which are exercisable at $.070 per share. These options will vest over a three-year period, with one-third of them vesting on November 21, 2006 and the balance vesting monthly over the succeeding two years. All options expire on November 1, 2015. Mr. Clement's employment agreement has a term commencing on November 21, 2005 and ending on December 31, 2008.

Also on November 2, 2005, the Company granted to Mr. Jacobs options to purchase 15,000,000 MediaMax shares, 10,000,000 of which are exercisable at $.05 per share and 5,000,000 of which are exercisable at $.075 per share. All such options vest in full upon the effective time of the Merger with SunnComm and expire November 1, 2015.

The status of options granted outside of a formal Plan is as follows:

Issued			Exercisable
Number of Shares	Wtd. Average Remaining Contractual Life (In Yrs)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
56,700,000	9.92	$ .053	15,000,000	$.043

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

The status of outstanding options granted pursuant to the 1997 Plan was as follows:

Issued & Exercisable

	Number of Shares	Wtd. Average Exercise Price	Weighted Average Fair Value
Options outstanding at December 31, 2003
(106,038 exercisable)	106,038	$ .56	$.56
Cancelled	(62,375)	$ .56	$.56
Issued	249,999	$ .20	$.20
Options outstanding at December 31, 2004
(293,662 exercisable)	293,662	$.20-$.56	$.25
Issued	330,091	$ .20	$.20
Options outstanding at December 31, 2005
(623,753 exercisable	623,753	$ .23	$.23

The weighted average remaining contractual life of options outstanding at December 31, 2005 was 2 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 1997 and 1998: dividend yield of 0%; expected volatility of 0%; discount rate of 5.25%; and expected life of 10 years.

In 2004, the Company reflected a proforma compensation expense of $641 for 249,999 options issued during the year at a strike price of $.20 per share to an officer of the Company, pursuant to APB No. 25. There were no other options issued during 2004.

The fair value for these options was estimated at the date of each grant using the Black-Scholes option valuation model, with the following weighted average assumptions for 2004: risk free interest rates of 2.89% to 3.25% in 2004; a dividend yield of 0%; and a volatility factor of 86% to 141% in 2004. In addition, the fair value of these options was estimated based on an expected life of three years.

In 2005, the Company reflected as proforma compensation expense $14,500 for 330,091 options issued during the year at a strike price of $.20 per share to an officer of the Company. The fair value for these options was estimated at the date of each grant using the Black-Scholes option valuation model, with the following weighted average assumptions for 2005: risk free interest rates of 3.05%; a dividend yield of 0%; and a volatility factor of 227%0 to 257% in 2005. In addition, the fair value of these options was estimated based on an expected life of two years.

NOTE 10 - FINANCING EXPENSE

On September 23, 2004, the Company issued 3,333,333 restricted common shares valued at $250,000 to the Double U Master Fund, L.P. as a commitment fee for a Private Equity Credit Agreement which would enable the Company to raise up to $5,000,000 through the sale of its common stock. The commitment fee was to be amortized over the two year life of the Agreement which would begin upon its registration with the Securities and Exchange Commission. The Agreement provided that the registration be completed by a specific date.

As the Company did not meet the terms of the agreement, and has not received a waiver of same, the fee has been charged to financing fees in the current year.

NOTE 11 - RELATED PARTY TRANSACTIONS

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

On March 4, 2004 the written consent, of a majority of disinterested outstanding common shares of record at February 4, 2004 of the Company, became effective to approve the issuance of 10,152,704 restricted common shares valued by the Company at $.03 per share to SunnComm Technologies, Inc., "SunnComm", for $304,581 of debt incurred for cash advances and administrative and overhead expenses charged to the Company and to approve the issuance of 64,000,000 restricted common shares valued by the Company at $.03 per share for a total consideration of $1,920,000 to SunnComm and the assumption of a $108,860 outstanding debt due to a consultant for an Exclusive Marketing Agreement with its commercial copy protection technology on CD's and all of its continuing upgrades. The Agreement provides the Company with 40% of the revenues derived from all existing licensing agreements held by SunnComm for the technology and requires the Company to advance $138,000 a month against future royalties and an additional $12,000 for services being provided by SunnComm. The first such payment was made on March 31, 2004. Once annual gross revenues of $3,600,000 are achieved, the Company will receive 50% of all revenues derived from licensing agreements. The Exclusive Marketing Agreement gives the Company the exclusive marketing rights for SunnComm's optical media enhancement and control technologies. Under the terms of the Exclusive Marketing Agreement, the Company must pay for all of its sales and marketing costs and SunnComm must pay for all of its development and upgrade costs. SunnComm also agreed to indemnify the Company against consumer complaints and product related litigation.

During the year ended December 31, 2005 and 2004, the Company paid $144,000 and $180,000 to SunnComm for administrative and accounting services. The agreement with SunnComm is on a month to month basis.

On December 31, 2004 the Company was owed approximately $264,000 from SunnComm for advance royalty payments under the Exclusive Marketing Agreement. During 2005, SunnComm advanced approximately $491,000 to the Company for overhead expenses and pre-merger expenses. At December 31, 2005 the Company owed SunnComm approximately $227,000.

On January 1, 2005 SunnComm owned approximately 40% of the outstanding common shares of the Company and approximately 21% at December 31, 2005.

NOTE 12 - SEGMENT REPORTING

The Company did not have any reportable segments during 2004 and 2005 because all operations during those periods were from the Exclusive Marketing Agreement. During 2004, the Company fully impaired its disk media equipment and is attempting to sell it. The only expense attributable to the equipment was rent for a storage facility of $6,480 and $4,800 for the years ended December 31, 2004 and 2005, respectively.

NOTE 13 - FINANCIAL INSTRUMENTS

Fair Value

The fair values of accounts receivable, accounts payable and short-term debt approximate their carrying values due to the short-term nature of these financial instruments.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash. The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.

The Company had one major customer in 2005 representing 98% of total revenues.

NOTE 14 - SUBSEQUENT EVENTS

On January 12, 2006 the Company issued 1,096,667 restricted common shares to Granite Associates, Inc. for services pertaining to the raising of capital under its registration statement for SunnComm. The fair value of the restricted shares were $41,125.

On January 31, 2006 the Company issued 4,450,000 restricted common shares to Kevin Clement under his employment agreement. The fair value of the restricted shares were $53,400.

On February 28, 2006, the Company entered into an Advisory Services Agreement with Thomas Curran which granted non-qualified options (the “Options”) to purchase 8,000,000 restricted common shares with an exercise price of $.0425. The vesting of the options are subject to various conditions and when earned and expire on the earlier of 90 days after the termination of the Agreement or February 27, 2016. The Agreement also obligates the Company to pay Mr. Curran $49,000 per annum.

On March 1, 2006 the Company’s three year non-cancelable operating lease agreement expired. The Company did not renew the lease or enter any other lease agreements.