Form 10QSB
period 2006-03-31
MediaMax Technology CORP
filed 2006-05-15
CIK 1057024

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2006

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission file number 0-29049

MEDIAMAX TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	77-0140428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

886 N. Cofco Center CT., Suite 1053, Phoenix, Arizona 85008
(Address of principal executive offices (zip code))

(602) 267-3800
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at May 1, 2006
Common Stock, par value $0.001	192,340,992

MEDIAMAX TECHNOLOGY CORPORATION

MEDIAMAX TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEET
March 31, 2006
(unaudited)

ASSETS

CURRENT ASSETS:
Cash	$ 555
Deferred compensation	50,000
Deposits and other current assets	10,479
Total current assets	61,034

OTHER ASSETS:
Furniture and equipment, net	6,428
Intangible assets, net	100,000
Deferred reorganization costs	763,133
Total assets	$ 930,595

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 741,602
Advances due to affiliates	355,183
Notes payable	150,000
Total current liabilities	1,246,785

Total liabilities	1,246,785

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value, 50,000,000 shares
authorized, none issued	-
Common stock, $.001 par value, 350,000,000 shares
authorized, 192,340,992 issued and outstanding	192,341
Additional paid-in capital	11,775,000
Additional paid-in capital stock options	1,407,855
Accumulated deficit	(13,691,386)
Total stockholders' deficit	(316,190)

Total liabilities and stockholders' deficit	$930,595

See accompanying notes to consolidated financial statements.

MEDIAMAX TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2006	2005

REVENUES	$-	$13,786

OPERATING EXPENSES
General and administrative	292,115	146,008
Consulting fees	206,082	221,500
Legal & accounting	34,418	45,077
Interest expense	3,413	2,337
Amortization and depreciation	554	101,821
Total operating expenses	536,582	516,743

Net loss	$(536,582)	$(502,957)

LOSS PER SHARE:
Basic and diluted loss per share	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	190,661,992	182,499,881

See accompanying notes to consolidated financial statements.

MEDIAMAX TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(536,582)	$(502,957)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	554	101,821
Amortization of deferred compensation	30,000	-
Employee stock based compensation	136,333	-
Third party stock based compensation	140,000	35,500
Changes in assets and liabilities:
Deferred reorganization expense	-	(66,068)
Deposits	10,650	-
Receivable from affiliates	-	83,817
Accounts payable	86,627	247,452
Payable to affiliates	127,775	-
Accrued interest	-	2,337

Net cash used in operating activities	(4,643)	(98,098)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	-	100,000
Proceeds from issuance of common stock to related party	4,450	-

Net cash provided by financing activities	4,450	100,000

INCREASE (DECREASE) IN CASH	(193)	1,902
CASH, beginning of period	748	840
CASH, end of period	$555	$2,742

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash financing and investing activities:
Issuance of common stock to settle accrued expenses	$90,075	$-

See accompanying notes to consolidated financial statements.

MEDIAMAX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Background and Basis of Presentation

The unaudited financial statements included herein were prepared from the records of the Company in accordance with Generally Accepted Accounting Principles. These financial statements reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company’s Forms 10-QSB and 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005. The current interim period reported herein should be read in conjunction with the Company's Form 10-KSB subject to independent audit at the end of the year.

Note 2: Going Concern

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

At March 31, 2006, the Company had negative working capital of $1,185,751 which is not sufficient working capital to fund its planned operations during the next twelve months.

As shown in the accompanying financial statements during the periods ended March 31, 2006 and 2005, the Company incurred net losses of $536,582 and $502,957, respectively, and as of March 31, 2006 had a stockholders’ deficit of $316,190 which included approximately $150,125 in unpaid payroll taxes.

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

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to market an improved version of MediaMax and new products that can be sold in the marketplace, to obtain equity investments and additional financing as may be required to ultimately attain successful operations. Management is currently seeking equity investments, negotiating with a major record label to set a new level of standardization in place and an increased level of testing protocols, consulting to SunnComm regarding the development of new products for sale as well as discussing with SunnComm ongoing consideration for consulting services being provided by the Company. There can be no assurance, however, that Management's efforts will ultimately be successful.

Note 3: Deferred Reorganization Costs

On June 11, 2005, the Company entered into a merger agreement with SunnComm. The Agreement provides for the Company to acquire SunnComm in a reverse merger and supersedes the non-binding letter of intent previously agreed to by both companies on March 30, 2005. The Company has incurred $763,133 of costs pertaining to the Agreement to acquire all of the outstanding common shares of SunnComm on a proposed 1 for 1 exchange ratio subject to certain conditions.

The Company anticipates incurring additional expenses prior to the successful acquisition of all of the outstanding common shares of SunnComm whereupon all costs incurred would be reclassified as a reorganization expense to stockholders equity. In the event that the Company is not successful it will expense all deferred reorganization costs within the period that the determination was made.

MEDIAMAX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4: Convertible Notes

The Company has three convertible notes outstanding with the same holder totaling $150,000 accruing interest at an annual rate of 8% due and payable in full with one balloon payment due on December 31, 2006. All principal and interest are convertible into common stock at $.025 per share at any time by the holder. The Company may not prepay the note without the consent of the holder. At March 31, 2006 accrued interest payable on the notes was $3,000. All principal and accrued interest is convertible into 6,461,808 common shares at December 31, 2006.

Note 5: Shareholders’ Equity

Stock Issued for Services

On November 2, 2005, the Company agreed to issue Peter Jacobs, the President and CEO of SunnComm, 10,000,000 shares of the Company's common stock at $0.001 per share on or promptly after January 1, 2006, which shares he may cause the Company to repurchase for $.10 per share within 30 days following the second anniversary of the Company’s merger with SunnComm. The fair value of these shares were $140,000 net of the purchase price and is reflected as consulting expense in the accompanying statement of operations for the three months ended March 31, 2006.

On January 12, 2006 the Company issued 1,096,667 restricted common shares to Granite Associates, Inc. for services pertaining to the raising of capital under its registration statement for SunnComm. The fair value of the restricted shares was $41,125 and was previously accrued in the year ended December 31, 2005.

On January 31, 2006 the Company issued 4,450,000 restricted common shares to Kevin Clement under his employment agreement in exchange for cash totaling $4,450. The fair value of the restricted shares was $53,400 and was previously accrued in the year ended December 31, 2005.

During the first quarter of 2005, the Company issued a total of 900,000 common shares at a fair value of $35,500 under its 2004 Employee and Consultants Stock Compensation Plan to an individual for legal and consulting services.

Stock Options

Formal Stock Option Plans

In July 1997 the Company adopted its 1997 Statutory and Nonstatutory Incentive Stock Option Plan (the Plan) allowing for the issuance of incentive stock options and nonstatutory stock options to purchase an aggregate of 623,753 shares of common stock to directors, officers, employees and consultants of the Company. The Plan is administered by the Board of Directors. As of March 31, 2006, 623,753 options are outstanding.

Stock Options Issued Outside of a Formal Plan

On February 28, 2006, the Company entered into an Advisory Services Agreement with Thomas Curran which granted non-qualified options (the “Options”) to purchase 8,000,000 restricted common shares with an exercise price of $.0425. The vesting of the options are subject to various conditions and expire on the earlier of 90 days after the termination of the Agreement or February 27, 2016. The Agreement also obligates the Company to pay Mr. Curran $49,000 per annum.

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

MEDIAMAX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5: Shareholders’ Equity - continued

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

Life: 17 months
Volatility Factor: 252%
% Risk Free Rate: 3.85%

Stock Based Compensation Information Under SFAS 123R

Effective April 21, 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends Statement of Accounting Standards No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the Company’s Statement of Operations based on their fair values. Pro forma disclosures will no longer be an alternative. The Company adopted the provisions of SFAS 123(R) in the first quarter of 2006.

The Company has adopted the “modified prospective” method, in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the adoption date and based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the adoption date.

Under this modified prospective methods, the options granted under the 1997 plan have fully vested and, therefore, there is no future expenses associated with such grants.

The 15,000,000 and 8,000,000 option grants to Mr. Jacobs and Mr. Curran, respectively, contain performance conditions for such awards to vest. As these awards are to non-employees, such awards are valued at the lowest aggregate value of each possible outcome in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, including the possibility that no such performance conditions may be met. At March 31, 2006, none of the performance conditions have been met. Therefore, these grants have an aggregate value of $0 at March 31, 2006.

The option grants to Mr. Clement have an aggregate grant date fair value of $788,021 using a Black Scholes pricing model with the following assumptions:

Expected Life: 3.5 to 4.5 years
Volatility Factor: 247%
% Risk Free Rate: 3.85%

Total estimated share-based compensation expense, related to all of the Company’s share-based awards was $136,333 for the three months ended March 31, 2006, and is included in general and administrative expenses in the accompanying statement of operations. This share-based compensation expense is related to share-based awards granted prior to December 31, 2005. No amounts related to share-based compensation costs have been capitalized as of March 31, 2006.

At March 31, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $560,799, which is expected to be recognized over a weighted average period of 1.5 years.

MEDIAMAX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5: Shareholders’ Equity - continued

A summary of stock option transactions follows:

Quarter Ended March 31, 2006
Number of Shares		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years	)	Aggregate Intrinsic Value (In-The-Money) Options	)

Outstanding at December 31, 2005	42,323,753	$0.05	6.6		$-
Grants	83,333	$0.20	1.8		$-

Outstanding at March 31, 2006	42,407,086	$0.05	6.4		$-

Exerciseable at March 31, 2006	707,086	$0.22	1.7		$-

Additional information about stock options outstanding at March 31, 2006 is as follows:

Exerciseable			Unexerciseable
Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Number of Shares		Weighted- Average Exercise Price

Less than $0.20	-	$-	41,700,000		$0.05
Greater than or equal to $0.20	707,086	$0.22	-		$-

Pro Forma Information Under SFAS 123 for the Quarter Ended March 31, 2005

Prior to adopting the provisions of SFAS 123(R), the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of SFAS No. 123. Because the Company established the exercise price at or above the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting SFAS No. 123R. For purposes of pro forma disclosures under SFAS No. 123 for the quarter ended April 1, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were negligible for the quarter ended March 31, 2005.

Note 6: Commitments and Contingencies

Operating Lease

On March 1, 2006 the Company’s three year non-cancelable operating lease agreement expired. The Company did not renew the lease or enter any other lease agreements.

Rent expense was $13,271.97 for the quarter ended March 31, 2006.

MEDIAMAX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 6: Commitments and Contingencies - continued

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

Exclusive Marketing Agreement

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

DarkNoise Development and Royalty Agreements

On March 18, 2005, the Company reached a definitive agreement with DarkNoise to transfer only intellectual property and select equipment including inventions, pending patents, research and development and property relating to current joint development initiatives as consideration for the $70,000 previously advanced. MediaMax plans to further develop the technology in order to ensure effectiveness and compatibility with MediaMax. The company intends to share the research and development to date and the intellectual property with SunnComm and one of its strategic technology partners in the academic community, which specializes in audio processing and music engineering. It is anticipated that this methodology could yield substantial incremental levels of protection within the current MediaMax technology.

Once developed and integrated, the Agreement requires the Company to undertake sales and marketing of the product. DarkNoise will receive a 25% royalty on the incremental net revenues generated by the inclusion of the technology with the product or products being marketed by the Company at that time.

Share Repurchase Agreement

On November 2, 2005, the Company agreed to issue Peter Jacobs, the President and CEO of SunnComm, 10,000,000 shares of the Company's common stock at $0.001 per share on or promptly after January 1, 2006, which shares he may cause the Company to repurchase for $.10 per share within 30 days following the second anniversary of the Company’s merger with SunnComm. The Company has recorded an expense of $140,000 in the quarter ended March 31, 2006 equal to the fair value of the shares less the cash consideration to be received. The accompanying balance sheet includes $10,000 in deposits and other current assets representing the amount to be received from Mr. Jacobs for the issuance of such shares.

Note 7: Subsequent Events

On May 10-11, 2006 the holders of a majority of the outstanding shares of common stock of MediaMax took action by written consent to increase the number of members of the Company’s Board of Directors from two (2) to four (4).  The Shareholders have resolved to add Scott Stoegbauer and William H. Whitmore, Jr. to the Board of Directors.

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

During the fourth quarter of 2005 the Company’s main customer came under intense scrutiny for their use of a competitive product to MediaMax and later expanded to include the MediaMax product. The Company did not generate any revenues during the first quarter of 2006. The loss of revenue is related to industry events that began unfolding in November 2005. It is expected that these recent events will help to further define the standards and guidelines (best practices) by which digital rights management technologies can be used. The Company and SunnComm have been intimately involved in helping to define and set these best practices. On December 9, 2005 the Electronic Frontier Foundation (EFF), a consumer advocacy group, issued an open letter to the Company requesting commitment to various best practices with respect to the MediaMax product. On February 2, 2006 the Company and SunnComm agreed to the requested best practices as outlined by the EFF.

The Company is currently in discussions with SunnComm regarding the design and development of new products not accounted for in the current marketing agreement. Management believes revenues will be generated from several sources during the second half of 2006. With a new level of standardization in place and an increased level of testing protocols defined, revenues are expected from the redesigned MediaMax product. Management also believes that revenues will be generated in the second half of 2006 through the Exclusive Marketing Agreement from new SunnComm products and concepts currently in development. It believes the additions of Mr. Clement and Mr. Curran bring the increased level of industry experience and credibility necessary to successfully promote the Company’s products.

The Company is in discussions with SunnComm to expand its rights under the existing marketing agreement to include new products being developed by SunnComm; however, there is uncertainty as to if an agreement will be reached. As a result of the uncertainty with the SunnComm negotiations and the marketplace for copy protection technologies, management believed it appropriate to write off the value of the current marketing agreement at year end 2005. It is expected that wide use of copy protection will not take place until such time as standards are defined and the pending legal cases have been adequately resolved. Management is also currently examining new business models and is aggressively pursuing the acquisition and / or development of other business segments.

On May 10-11, 2006 the holders of a majority of the outstanding shares of common stock of MediaMax took action by written consent to increase the number of members of the Company’s Board of Directors from two (2) to four (4).  The Shareholders have resolved to add Scott Stoegbauer and William H. Whitmore, Jr. to the Board of Directors.

Results of Operations:

Comparison of Three Months Ended March 31, 2006 and 2005

The Company did not recognize any revenue during the first quarter of 2006 compared to $13,786 of revenue during the first quarter of 2005. All revenues were from licensing revenue for the MediaMax product. As indicated in overview above, public scrutiny with respect to our primary customer caused them to cease all orders for our products.

During the first quarter of 2006, general and administrative expenses totaled $292,115 including approximately $264,000 of payroll expenses & employee benefits. Payroll expense included $136,333 for employee stock based compensation expense resulting from the adoption of FAS 123R and approximately $125,000 for employee compensation. Also included in general and administrative expenses was approximately $15,000 of rent, utilities and other office expenses, with the remainder of general and administrative expenses comprised of approximately $13,000 in travel and miscellaneous expenses. Overall, increases to general and administrative expenses during the first quarter of 2006 compared to the first quarter of 2005 were primarily the result of increases in stock based compensation expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Included in consulting fee expenses during the first quarter of 2006 was approximately $36,000 of administrative support fees paid to SunnComm, $30,000 in consulting services associated with a former executive, and $140,000 of stock based compensation expense to the CEO of SunnComm. Consulting services in the first quarter of 2005 included $200,000 of expense associated with services performed by an industry consultant.

Legal and accounting expenses for the first quarter of 2006 were approximately $34,000 and decreased approximately $11,000 compared to the first quarter of 2005. This decrease was the result of the Company’s decision to capitalize legal costs related to the pending merger with SunnComm International.

Interest expense relates to three convertible notes totaling $150,000 accruing interest at 8% per annum.  Amortization and depreciation expense decreased in the first quarter of 2006 as the exclusive marketing agreement was impaired in 2005.

Liquidity and Capital Resources:

At March 31, 2006 the Company had $555 of cash included in its $61,034 of current assets. Deferred compensation of $50,000 was included in current assets and pertains to amounts owed to William Whitmore, Jr. under a Transition and Consulting Agreement with the Company that will be expensed over the next five months in the amount of $10,000 per month.

Deferred reorganization costs of $ 763,133 at March 31, 2006 represent unrecoverable costs incurred by the Company to acquire SunnComm which will be expensed in the event the merger does not occur. The costs were primarily comprised of options granted to two SunnComm investors in the Company’s registration offering on August 30, 2005. The Company granted options to purchase 15,000,000 common shares at a strike price of $.0425 per share to expire 45 days after the effective date of a registration statement for the 15,000,000 options. The options were valued at $546,953.

The registration statement is planned to be filed after the merger is effective with SunnComm. The Company would receive $637,500 in the event that all of the options were exercised.

The Company had $ 1,246,785 of current liabilities at March 31, 2006 of which $355,183 were amounts owed to SunnComm for cash advances and administrative assistance and $150,000 related to a note payable due in the next twelve months.

The Company has a stockholders’ deficit of $326,190 at March 31, 2006.

The Company has 42,407,086 options outstanding at March 31, 2006, of which 707,086 are exercisable with a weighted average exercise price of $0.22. The remaining options vest over a weighted average term of 1.5 years. Additionally, there are an additional 23,000,000 options that could vest if certain performance criteria are met.

The Company also has 22,833,334 warrants outstanding at March 31, 2006 with exercise prices ranging from $0.05 to $5.00 per share.

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

Forward Looking Statements:

Certain statements made in this report on Form 10-QSB are “forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results implied by such forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward looking statements. Certain factors that might cause such a difference might include: the failure of the registrants efforts to secure additional equity capital, the inability to successfully execute the revised business plan, the success or failure to implement the management to operate possible acquisitions profitably, and the registrant's planned marketing, public relations and promotional campaigns.

The Company believes that revenues during 2006 may be greater than 2005 based upon its customer’s response to new products currently being developed. The customer response, in part, is based on a strong need for interoperability in the digital music space.

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

ITEM 3: CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act). Based on their evaluation of these disclosure controls and procedures, the Company’s management concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

 It should be noted that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless how remote.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of any proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES

Recent Issuances of Registered Securities

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

On January 1, 2006, the Company was required to issue 10,000,000 restricted common shares to Peter Jacobs under an agreement dated November 2, 2005. The issuance was under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sales of shares.

Recent Issuances of Unregistered Securities

On January 31, 2006, the Company issued 4,450,000 restricted common shares to Kevin M. Clement as part of the terms of his Employment Agreement with the Company. The issuance was under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sales of shares.

ITEM 2. CHANGES IN SECURITIES - continued

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________
* In accordance with SEC Release No. 34-47986, this Exhibit is hereby furnished to the Securities and Exchange Commission as an accompanying document and is not deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.
_______________

(b)	Reports on Form 8-K.

Form 8-K Current Report filed on March 14, 2006 (reporting on Item 2 and the departure of a director  and Chief Financial Officer of the Company).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIAMAX TECHNOLOGY CORPORATION

Date: May 12, 2006	/s/ Kevin M. Clement Kevin M. Clement Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)