Form 10QSB
period 2006-06-30
MediaMax Technology CORP
filed 2006-09-06
CIK 1057024

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission file number 0-29049

MEDIAMAX TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	77-0140428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

668 N. 44th Street, Suite 241, Phoenix, Arizona 85008
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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at August 21, 2006
Common Stock, par value $0.001	219,667,753

MEDIAMAX TECHNOLOGY CORPORATION

MEDIAMAX TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEET
UNAUDITED
At June 30, 2006

ASSETS

CURRENT ASSETS:
Cash	$91
Deferred compensation	20,000
Deposits and other current assets	10,479
Total current assets	30,570

OTHER ASSETS:
Furniture and equipment, net	6,127
Intangible assets, net	100,000
Deferred reorganization costs	763,133
Total assets	$899,830

LIABILITIES
CURRENT
Accounts payable and accrued expenses	$905,448
Advances due to affiliates	381,124
Notes payable	150,000
Total current liabilities	1,436,572

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value,	0
50,000,000 shares authorized, none issued
Common stock, $.001 par value, 350,000,000 shares	200,453
authorized, 200,453,468 issued and outstanding

Additional paid-in capital	11,800,960
Additional paid-in capital stock options	1,544,188
Accumulated (deficit)	(14,082,343)
Total stockholders' equity	(536,742)

Total liabilities and stockholders' equity	$899,830

See accompanying notes to these unaudited consolidated financial statements.

MEDIAMAX TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATION
UNAUDITED

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES
Licensing revenue	$0	$85,652	$0	$99,438
Total Revenue	0	85,652	0	99,438

OPERATING EXPENSES
General and administrative	288,709	160,544	616,824	303,272
Sales & marketing	0	44,461	0	247,741
Consulting	46,401	11,600	216,483	33,100
Legal & accounting	51,649	67,449	86,067	112,526
Interest expense	3,897	2,244	7,310	4,581
Amortization and depreciation	301	101,821	855	203,642
Total Operating Expenses	390,957	388,119	927,539	904,862

Net Loss	($390,957)	($302,467)	($927,539)	($805,424)

LOSS PER SHARE:
Basic and diluted loss per share	($0.00)	($0.00)	($0.00)	($0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	192,888,016	182,794,325	191,781,153	182,647,916

See accompanying notes to these unaudited consolidated financial statements.

MEDIAMAX TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) for the period	($390,957)	($302,467)	($927,539)	($805,424)
Adjustments to reconcile net
cash used by operations:
Amortization and depreciation expense	301	101,821	855	203,642
Amortization of deferred compensation	30,000	0	60,000	0
Stock option amortization expense	136,333	0	272,666	0
Common stock issued for services	9,072	0	208,022	35,500
Common stock issued for payables	0	0	41,125	0
Changes in assets and liabilities:
(Increase)/decrease in receivable from affiliates	0	169,889	0	253,706
(Increase)/decrease in deferred reorganization costs	0	(6,847)	0	(72,915)
(Increase)/decrease in deposits	0	0	650	0
Increase/(decrease) in accounts payable	160,854	33,690	154,448	281,142
Increase/(decrease) in payable to affiliates	25,941	0	153,716	0
Increase/(decrease) in accrued interest	2,992	2,244	5,950	4,581
Net cash (used) by operating activities	(25,464)	(1,670)	(30,107)	(99,768)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used) in investing activities	0	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	25,000	0	25,000	100,000
Proceeds from par issuance of common stock for services	0	0	4,450	0
Net cash provided by financing activities	25,000	0	29,450	100,000

Net Increase (decrease) in cash	(464)	(1,670)	(657)	232
Cash at beginning of period	555	2,742	748	840
Cash at end of period	$91	$1,072	$91	$1,072

Interest expense	$3,897	$2,244	$7,310	$4,581

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for services and to settle accrued expenses	$9,072	$0	$99,147	$0

See accompanying notes to these unaudited consolidated financial statements.

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

Certain amounts in the unaudited financial statements have been reclassified during 2006 in order to conform with the presentation. Such reclassifications do not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2: Going Concern

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

At June 30, 2006, the Company had negative working capital of $1,406,002 which is not sufficient working capital to fund its planned operations during the next twelve months.

As shown in the accompanying financial statements during the six and three months ended June 30, 2006, the Company incurred net losses of $927,539 and $390,957, respectively, and as of June 30, 2006 had a stockholders’ deficit of $536,742 which included approximately $157,000, in unpaid payroll taxes.

The uncertainty in the marketplace for digital rights management products has affected the marketability of the MediaMax product resulting in no revenues during the first and second quarter of 2006 and increased the difficulty in raising capital to finance general and administrative expenses. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern during the next twelve months.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to market an improved version of MediaMax and new products that can be sold in the marketplace, to obtain equity investments and additional financing as may be required to ultimately attain successful operations. Management is currently seeking equity investments, negotiating with a major record label to set a new level of standardization in place and an increased level of testing protocols, consulting with SunnComm International, Inc. ,“SunnComm”, regarding the development of new products for sale as well as discussing with SunnComm ongoing consideration for consulting services being provided by the Company. There can be no assurance, however, that Management's efforts will ultimately be successful.

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

The Company anticipates incurring additional expenses prior to the successful acquisition of all of the outstanding common shares of SunnComm whereupon all costs incurred would be reclassified as a reorganization expense to stockholders equity. In the event that the Company is not successful it will expense all deferred reorganization costs within the period that the determination was made. Negotiations with SunnComm are in progress to modify the merger agreement to allow both companies to mutually consummate or cancel the agreement without penalty.

MEDIAMAX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4: Convertible Notes

The Company has three convertible notes outstanding with the same holder totaling $150,000 accruing interest at an annual rate of 8% due and payable in full with one balloon payment due on December 31, 2006. All principal and interest are convertible into common stock at $.025 per share at any time by the holder. The Company may not prepay the note without the consent of the holder. At June 30, 2006 accrued interest payable on the notes was $17,495. All principal and accrued interest is convertible into 6,699,800 common shares at June 30, 2006.

Note 5: Shareholders’ Equity

Stock Issued for Services

On November 2, 2005, the Company agreed to issue Peter Jacobs, the President and CEO of SunnComm, 10,000,000 shares of the Company's common stock at $0.001 per share on or promptly after January 1, 2006, which shares he may cause the Company to repurchase for $.10 per share within 30 days following the second anniversary of the Company’s merger with SunnComm. The fair value of these shares was $140,000 net of the purchase price and is reflected as consulting expense in the accompanying statement of operations during 2006.

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

On June 23, 2006 the Company issued 5,952,381 restricted common shares to an accredited investor for $25,000 cash and 2,160,095 restricted common shares for legal services valued at $9,072.

During the first quarter of 2005, the Company issued a total of 900,000 common shares at a fair value of $35,500 under its 2004 Employee and Consultants Stock Compensation Plan to an individual for legal and consulting services. The Company did not issue any shares during the second quarter of 2005.

Stock Options

Formal Stock Option Plans

In July 1997 the Company adopted its 1997 Statutory and Nonstatutory Incentive Stock Option Plan, (“the Plan”) allowing for the issuance of incentive stock options and nonstatutory stock options to purchase an aggregate of 623,753 shares of common stock to directors, officers, employees and consultants of the Company. The Plan is administered by the Board of Directors. As of June 30, 2006, 623,753 options are outstanding.

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

On November 2, 2005 the Company granted Kevin M. Clement three stock options to purchase a total of 26,700,000 shares, 8,900,000 of which are exercisable at $.0425 per share, 8,900,000 of which are exercisable at $.055 per share, and 8,900,000 of which are exercisable at $.070 per share. These options will vest over a three-year period, with one-

MEDIAMAX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5: Shareholders’ Equity - continued

third of them vesting on November 21, 2006 and the balance vesting monthly over the succeeding two years. All options expire on November 1, 2015. Mr. Clement's employment agreement has a term commencing on November 21, 2005 and ending on December 31, 2008. Mr. Clement resigned as a director on June 20, 2006. The Company has filed a lawsuit against Mr. Clement for violating certain terms of his employment agreement and is demanding that Mr. Clement agree to the cancellation of his options; however, the Company will continue to accrue the cost of Mr. Clement’s options until a settlement has been reached.

On November 2, 2005, the Company granted to Mr. Jacobs options to purchase 15,000,000 MediaMax shares, 10,000,000 of which are exercisable at $.05 per share and 5,000,000 of which are exercisable at $.075 per share. All such options vest in full upon the effective time of the Merger with SunnComm and expire November 1, 2015.

On August 30, 2005, the Company granted options to purchase 15,000,000 common shares at a strike price of $.0425 per share to expire 45 days after the effective date of a registration statement for the 15,000,000 options. At June 30, 2006 the options were outstanding and not registered. The options were valued at $546,953 using the Black-Scholes option pricing model with the following assumptions:

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

The 15,000,000 and 8,000,000 option grants to Mr. Jacobs and Mr. Curran, respectively, contain performance conditions for such awards to vest. As these awards are to non-employees, such awards are valued at the lowest aggregate value of each possible outcome in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, including the possibility that no such performance conditions may be met. At June 30, 2006, none of the performance conditions have been met. Therefore, these grants have an aggregate value of $0 at June 30, 2006.

The option grants to Mr. Clement have an aggregate grant date fair value of $788,021 using a Black-Scholes pricing model with the following assumptions:

Expected Life: 3.5 to 4.5 years
Volatility Factor: 247%
% Risk Free Rate: 3.85%

MEDIAMAX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5: Shareholders’ Equity - continued

Total estimated share-based compensation expense, related to all of the Company’s share-based awards was $272,667 for the six months ended June 30, 2006, and is included in general and administrative expenses in the accompanying statement of operations. This share-based compensation expense is related to share-based awards granted prior to December 31, 2005. No amounts related to share-based compensation costs have been capitalized as of June 30, 2006.

At June 30, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $424,465, which is expected to be recognized over a remaining weighted average period of one year.

A summary of stock option transactions follows:
	Six Months Ended June 30, 2006
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Options)

Outstanding at December 31, 2005	42,323,753	$0.05	6.6	$0.00
Grants	83,333	$0.20	1.5	$0.00
Expirations	(43,663)	$0.56

Outstanding at June 30, 2006	42,363,423	$0.05	6.1	$0.00

Exerciseable at June 30, 2006	663,423	$0.20	1.5	$0.00

	Exerciseable		Unexerciseable
Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Less than $0.20	-	$0.00	41,700,000	$0.05
Greater than or equal to $0.20	663,423	$0.20	-	$0.00

Pro Forma Information Under SFAS 123 for the Quarter Ended March 31, 2005

MEDIAMAX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5: Shareholders’ Equity - continued

Prior to adopting the provisions of SFAS 123(R), the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of SFAS No. 123. Because the Company established the exercise price at or above the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting SFAS No. 123R. For purposes of pro forma disclosures under SFAS No. 123 for the quarter ended June 30, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were negligible for the quarter ended June 30, 2005.

Note 6: Commitments and Contingencies

Operating Lease

On March 1, 2006 the Company’s three year non-cancelable operating lease agreement expired. The Company did not renew the lease or enter any other lease agreements. Rent expense was $18,484 for the six months ended June 30, 2006.

Agreement and Plan of Merger

On June 11, 2005 the Company entered into an Agreement and Plan of Merger with SunnComm. The Agreement provided for the issuance of the Company’s common shares in exchange for all of the outstanding common shares of SunnComm on a one-for-one basis subject to the issuance of a fairness opinion from an independent valuation expert regarding the exchange ratio. Additional conditions to the consummation of the merger include, but are not limited to, audited financial statements, the registration with the SEC of the Company’s shares to be issued in the transaction and shareholder approval of the merger by a majority of the shareholders of both companies. It also provided for an amendment to the existing Exclusive Marketing Agreement with SunnComm whereby any defaults on the part of the Company are waived by SunnComm at least through July 31, 2006, and the earliest that SunnComm can exercise any right of termination due to any default by the Company is March 31, 2006. On June 29, 2006, the Company announced that it had agreed in principle with SunnComm to amend the current Exclusive Marketing Agreement to allow the Company to market and sell all SunnComm products on a non-exclusive basis and eliminate any mandatory advance royalty payments to SunnComm. On August 28, 2006, the Company executed a Third Amended and Restated Marketing Agreement effective July 1, 2006.

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

On August 28, 2006, the Company executed a Third Amended and Restated Marketing Agreement effective July 1, 2006 and terminating on June 30, 2011. The Agreement is non exclusive and supersedes all previous Amended and Restated Exclusive Marketing Agreements. It provides for a 40% royalty on gross sales consummated by the Company and does not require the Company to make any advance royalty payments to SunnComm. It also continues to provide for the Company to receive administrative services from SunnComm for $12,000 a month.

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

Share Repurchase Agreement

On November 2, 2005, the Company agreed to issue Peter Jacobs, the President and CEO of SunnComm, 10,000,000 shares of the Company's common stock at $0.001 per share on or promptly after January 1, 2006, which shares he may cause the Company to repurchase for $.10 per share within 30 days following the second anniversary of the Company’s merger with SunnComm. The Company has recorded an expense of $140,000 in the quarter ended March 31, 2006, equal to the fair value of the shares less the cash consideration to be received. The accompanying balance sheet includes $10,000 in deposits and other current assets representing the amount to be received from Mr. Jacobs for the issuance of such shares.

Note 7: Related Party Transactions

The Company has an agreement with SunnComm in which it pays $12,000 a month for accounting and administrative services as well as the use of office space. During the six months ended June 30, 2006, the Company incurred $72,000 under the agreement.

At December 31, 2005, the Company owed SunnComm $227,408 for cash advances, administrative services and expenses paid on the Company’s behalf. During the six months ended 2006, the Company received $165,416 in cash from SunnComm and received the benefit of $72,203 in administrative services and amounts paid on behalf of the Company. During the same six month period ended June 30, 2006, the Company repaid SunnComm $83,903 in cash. At June 30, 2006, the Company owed SunnComm $381,124.

On June 30, 2006, SunnComm owned approximately 19% of the outstanding common shares of the Company and approximately 34% at June 30, 2005.

Note 8: Litigation

The Company filed a lawsuit against Mr. Kevin Clement, the previous Chief Executive Officer of the Company, in Maricopa County Superior Court, Arizona on June 20, 2006. The lawsuit filed by the Company against Mr. Clement cited, among other claims, breach of contract and breaches in his fiduciary responsibility, which Mr. Clement’s Answer denies. Instead of filing a counterclaim in the Arizona Superior Court as a part of his Answer, Mr. Clement, has responded to the Company’s lawsuit against him by filing a separate lawsuit against the Company in the U.S. District Court for the Southern District of New York on July 14, 2006. Mr. Clement’s lawsuit in New York asserts, among other claims, that the Company breached certain sections of his Employment Agreement, failed to fully compensate him, and violated New York labor law.

MEDIAMAX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9: Subsequent Events

During July 2006, the Company issued 19,214,285 restricted common shares to four individual accredited investors in a private placement for $70,000 cash representing an approximate 9.6% increase in the outstanding common shares of the Company since June 30, 2006. One of the four individual accredited investors was a director of the Company and received 1,785,714 restricted common shares for $7,500 cash. A second individual accredited investor was David Kahn which held 7.4% of the outstanding shares of the Company at June 30, 2006. During July he purchased 5,952,381 restricted common shares for $25,000 which resulted in his owning 9.4% of the outstanding shares of the Company at August 21, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion we are providing an analysis of our financial condition and the Plan of Operation during the next twelve months. This discussion should be read in conjunction with our financial statements and the notes thereto. Certain matters discussed below are based on potential future circumstances and developments, which we anticipate or expect, but which cannot be assured. Such forward-looking statements include, but are not limited to, our plans to acquire additional copy protection technology systems from SunnComm and establish a marketing team and customer support center for those products. At June 30, 2006, the Company owed $5,400 to the landlord where the floppy disk production equipment is stored and is continuing to incur rent charges of $400 a month. The Company has agreed to allow the landlord to sell some or all of the equipment to recover the past due rent. We also will continue to search for potential acquisitions that are revenue generating that we believe could enhance their profitability if we were involved in the management of their operation. The actual results which we achieve in our operations could differ materially from the matters discussed in the forward-looking statements.

Overview

The Company acquired the right to market the MediaMax product through an Exclusive Marketing Agreement with SunnComm that it entered into during March 2004.

On March 4, 2004 the written consent, of a majority of disinterested outstanding common shares of record at February 4, 2004 of the Company, became effective to approve the issuance of 10,152,704 restricted common shares valued by the Company at $.03 per share to SunnComm Technologies, Inc., "SunnComm", for $304,581 of debt incurred for cash advances and administrative and overhead expenses charged to the Company and to approve the issuance of 64,000,000 restricted common shares valued by the Company at $.03 per share for a total consideration of $1,920,000 to SunnComm and the assumption of a $110,000 outstanding debt due to a consultant for an Exclusive Marketing Agreement with its commercial copy protection technology on CD's and all of its continuing upgrades. The Agreement provides the Company with 50% of the revenues derived from all existing licensing agreements held by SunnComm for the technology and requires it to advance $138,000 a month against future royalties and an additional $12,000 for services being provided by SunnComm. The first such payment was made on March 31, 2004. The Exclusive Marketing Agreement gives the Company the exclusive marketing rights for SunnComm's optical media enhancement and control technologies. On August 28, 2006, the Company executed a Third Amended and Restated Marketing Agreement effective July 1, 2006 and terminating on June 30, 2011. The Agreement is non exclusive and supersedes all previous Amended and Restated Exclusive Marketing Agreements. It provides for a 40% royalty on gross sales consummated by the Company and does not require the Company to make any advance royalty payments to SunnComm. It also continues to provide for the Company to receive administrative services from SunnComm for $12,000 a month.

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

During the fourth quarter of 2005 the Company’s main customer came under intense scrutiny for their use of a competitive product to MediaMax and later expanded to include the MediaMax product. The Company did not generate any revenues during the first two quarters of 2006. The loss of revenue is related to industry events that began unfolding in November 2005. It is expected that these recent events will help to further define the standards and guidelines (best practices) by which digital rights management technologies can be used. The Company and SunnComm have been intimately involved in helping to define and set these best practices. On December 9, 2005 the Electronic Frontier Foundation (EFF), a consumer advocacy group, issued an open letter to the Company requesting commitment to various best practices with respect to the MediaMax product. On February 2, 2006 the Company and SunnComm agreed to the requested best practices as outlined by the EFF.

The Company is currently in discussions with SunnComm regarding the design and development of new products not accounted for in the current marketing agreement. Management believes revenues will be generated from several sources during the fourth quarter 2006. With a new level of standardization in place and an increased level of testing protocols defined, revenues are expected from the redesigned MediaMax product. On June 29, 2006, the Company announced that it had agreed in principle with SunnComm to amend the current Exclusive Marketing Agreement to allow the Company to market and sell all SunnComm products on a non-exclusive basis and eliminate any mandatory advance royalty payments to SunnComm. On August 28, 2006, the Company executed a Third Amended and Restated Marketing Agreement effective July 1, 2006 and terminating on June 30, 2011. The Agreement is non exclusive and supersedes all previous Amended and Restated Exclusive Marketing Agreements. It provides for a 40% royalty on gross sales consummated by the Company and does not require the Company to make any advance royalty payments to SunnComm. It also continues to provide for the Company to receive administrative services from SunnComm for $12,000 a month.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Pursuant to written consent by the holders of a voting majority of the outstanding shares of common stock of MediaMax, effective June 12, 2006, Scott Stoegbauer and William H. Whitmore, Jr. were added to the Company’s Board of Directors to serve until the next annual shareholder meeting. Wade P. Carrigan will continue to serve as a Director of the Company. There were no other matters voted upon. A majority of the outstanding shares of common stock of MediaMax approving the action comprised 51.7% of all of the voting power of the outstanding shares.

Effective June 20, 2006, after the filing with the United States Securities and Exchange Commission, and the mailing thereof to all shareholders of record as of the 10th day of May, 2006, of a definitive shareholder information statement covering the foregoing resolutions on Schedule 14C in accordance with Regulation 14C of the Securities and Exchange Act of 1934, William H. Whitmore, Jr. was appointed Chairman of the Board of Directors of the Company. Mr. Whitmore was a previous President of the Company. Mr. Stoegbauer was also appointed Corporate Secretary and Treasurer.

On June 20, 2006, a special meeting of the Board of Directors was called at which time, the Employment Agreement between the Company and Mr. Kevin Clement was terminated, effective the same day. Pursuant to the termination of Mr. Kevin Clement’s employment, the Company appointed Scott Stoegbauer as President.

The Company filed a lawsuit against Mr. Kevin Clement, the previous Chief Executive Officer of the Company, in Maricopa County Superior Court, Arizona on June 20, 2006. The lawsuit filed by the Company against Mr. Clement cited, among other claims, breach of contract and breaches in his fiduciary responsibility, which Mr. Clement’s Answer denies. Instead of filing a counterclaim in the Arizona Superior Court as a part of his Answer, Mr. Clement, has responded to the Company’s lawsuit against him by filing a separate lawsuit against the Company in the U.S. District Court for the Southern District of New York on July 14, 2006. Mr. Clement’s lawsuit in New York asserts, among other claims, that the Company breached certain sections of his Employment Agreement, failed to fully compensate him, and violated New York labor law.

Results of Operations:

Comparison of Three and Six Months Ended June 30, 2006 and 2005

The Company did not recognize any revenue during the first two quarters of 2006 compared to $13,786 of revenue during the first quarter of 2005 and $85,652 during the second quarter of 2005. All revenues during 2005 were from the Exclusive Marketing Agreement for the MediaMax product. Public scrutiny during late 2005 with respect to our primary customer caused our customer to indefinitely cease all orders for our products.

During the six months ended June 30, 2006, general and administrative expenses totaled $616,824 including approximately $497,963 of payroll expenses & employee benefits. Payroll expense included $136,333 for employee stock based compensation expense resulting from the adoption of FAS 123R and approximately $137,000 for employee compensation. Administrative support fees to SunnComm were $72,000 during the six months ended 2006 as well as the six months ended 2005. Also included in general and administrative expenses was approximately $22,000 of rent, utilities and other office expenses, with the remainder of general and administrative expenses comprised of approximately $25,000 in travel and miscellaneous expenses. Overall, increases to general and administrative expenses during the first six months of 2006 compared to the first six months of 2005 were primarily the result of increases in stock based compensation expense.

During the second quarter of 2006, general and administrative expenses totaled $288,709 including approximately $234,000 of payroll expenses & employee benefits. Payroll expense included $136,333 for employee stock based compensation expense resulting from the adoption of FAS 123R and approximately $98,000 for employee compensation. Administrative support fees to SunnComm were $36,000 during the second quarter 2006 as well as the second quarter of 2005. Also included in general and administrative expenses was approximately $6,300 of rent, utilities and other office expenses, with the remainder of general and administrative expenses comprised of approximately $12,400 in travel and miscellaneous expenses. Overall, increases to general and administrative expenses during the second quarter of 2006 compared to the second quarter of 2005 were primarily the result of increases in salaries and stock based compensation expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company did not incur any sales and marketing expenses during the first two quarters of 2006 as no revenues were generated during 2006. During the first two quarters of 2005 the Company incurred $247,741 of marketing expenses in order to generate $99,438 of revenue during the same period. Approximately $200,000 of the expenses incurred during the first six months of 2005 were services performed by an industry consultant for primarily product development and marketing services.

Included in consulting fee expenses during the first six months of 2006 was $60,000 in consulting services associated with the severance agreement of William Whitmore Jr. , and $140,000 of stock based compensation expense to the CEO of SunnComm. Consulting services in the first six months of 2005 were only $33,100.

Consulting fees during the second quarter of 2006 were $30,000 in consulting services associated with the severance agreement of William Whitmore Jr. and approximately $16,400 of outside consulting fees. Outside consulting fees during the second quarter of 2005 were $11,600.

Legal and accounting expenses for the first six months of 2006 were approximately $86,000 and decreased approximately $27,000 compared to the first six months of 2005. This decrease was the result of the Company’s decision to capitalize legal costs related to the pending merger with SunnComm International. Legal and accounting fees during the second quarter of 2006 were about $15,000 less than the second quarter of 2005 because of significant expenses incurred during 2005 for the merger agreement and registration statements prepared for the benefit of SunnComm.

Interest expense relates to three convertible notes totaling $150,000 accruing interest at 8% per annum.  Amortization and depreciation expense decreased during 2006 as the exclusive marketing agreement was entirely impaired at December 31, 2005 resulting in no amortization during the first two quarters of 2006.

Liquidity and Capital Resources:

At June 30, 2006 the Company had $91 of cash included in its $30,570 of current assets. Deferred compensation of $20,000 was included in current assets and pertains to amounts owed to William Whitmore, Jr. under a Transition and Consulting Agreement with the Company that will be expensed over the next two months in the amount of $10,000 per month. A receivable from Peter Jacobs for $10,000 is also included in current assets representing the cash par value of 10,000,000 restricted common shares.

Deferred reorganization costs of $ 763,133 at June 30, 2006 represent unrecoverable costs incurred by the Company to acquire SunnComm which will be expensed in the event the merger does not occur. The costs were primarily comprised of options granted to two SunnComm investors in the Company’s registration offering on August 30, 2005. The Company granted options to purchase 15,000,000 common shares at a strike price of $.0425 per share to expire 45 days after the effective date of a registration statement for the 15,000,000 options. The options were valued at $546,953.

The registration statement is planned to be filed after the merger is effective with SunnComm. The Company would receive $637,500 in the event that all of the options were exercised.

The Company had $ 1,436,572 of current liabilities at June 30, 2006 of which $381,124 were amounts owed to SunnComm for cash advances and administrative assistance and $150,000 related to a three notes payable to the same lender due on December 31, 2006.

The Company has a stockholders’ deficit of $536,742 at June 30, 2006.

The Company has 42,363,423 options outstanding at June 30, 2006, of which 663,423 are exercisable with a weighted average exercise price of $0.20. Unexercisable options to Kevin Clement vest over a remaining weighted average term of one year; however, the 26,700,000 options due to Clement are in dispute in connection with the Company’s legal dispute with Mr. Clement and may eventually be terminated. The remaining 15,000,000 unexercisable options to purchase 15,000,000 common shares at a strike price of $.0425 per share will expire 45 days after the effective date of a registration statement for the 15,000,000 options. The Company has issued an additional 23,000,000 unexercisable options that could vest if certain performance criteria are met.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company also has 22,333,334 warrants outstanding at June 30, 2006 with exercise prices ranging from $0.05 to $5.00 per share of which 400,000 warrants expire September 30, 2006, 10,966,667 expire on November 18, 2007 and 10,966,667 expire on November 18, 2010.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 20, 2006, the Company filed a lawsuit in Maricopa County Superior Court, Arizona, against Mr. Kevin Clement, the previous president and CEO of MediaMax Technology Corp. (“MediaMax”). Instead of  filing a counterclaim in the Arizona Superior Court, Mr. Clement, responded to the Company’s lawsuit against him by filing a separate lawsuit against the Company in the U.S. District Court for the Southern District of New York on July 14, 2006.

The original lawsuit filed by the Company against Mr. Clement cited, among other claims, breach of contract and breaches in his fiduciary responsibility, which Mr. Clement’s Answer denies. Mr. Clement’s lawsuit in New York asserts, among other claims, that the Company breached certain sections of his Employment Agreement, failed to fully compensate him, and violated New York labor law.

ITEM 2. CHANGES IN SECURITIES

Recent Issuances of Registered Securities

NONE

Recent Issuances of Unregistered Securities

On June 23, 2006, the Company issued 5,952,381 restricted common shares to David Kahn for $25,000 cash. The issuance was under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sales of shares.

On June 30, 2006, the Company issued 2,160,095 restricted common shares to David Kahn for $9,072 of legal services. The issuance was under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sales of shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to written consent by the holders of a voting majority of the outstanding shares of common stock of MediaMax, effective June 12, 2006, Scott Stoegbauer and William H. Whitmore, Jr. were added to the Company’s Board of Directors to serve until the next annual shareholder meeting. Wade P. Carrigan will continue to serve as a Director of the Company. There were no other matters voted upon. A majority of the outstanding shares of common stock of MediaMax approving the action comprised 51.7% of all of the voting power of the outstanding shares.

Effective June 20, 2006, after the filing with the United States Securities and Exchange Commission, and the mailing thereof to all shareholders of record as of the 10th day of May, 2006, of a definitive shareholder information statement covering the foregoing resolutions on Schedule 14C in accordance with Regulation 14C of the Securities and Exchange Act of 1934, William H. Whitmore, Jr. was appointed Chairman of the Board of Directors of the Company. Mr. Whitmore was a previous President of the Company. Mr. Stoegbauer was also appointed Corporate Secretary and Treasurer.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Form 8-K Current Report filed on June 26, 2006 reporting the termination of Kevin Clement as a Chief Executive Officer and the election of two new directors.

Form 8-K Current Report filed on July 31, 2006 reporting the Company’s legal suit against former Director and Chief Executive Officer, Kevin Clement, and his counterclaim against the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIAMAX TECHNOLOGY CORPORATION

Date: August 21, 2006	By:	/s/ Scott Stoegbauer
Scott Stoegbauer
Title:Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)