Form 10QSB
period 2006-09-30
MediaMax Technology CORP
filed 2006-11-20
CIK 1057024

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2006

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

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at November 16, 2006
Common Stock, par value $0.001	239,492,644

MEDIAMAX TECHNOLOGY CORPORATION
INDEX TO FORM 10-QSB

MEDIAMAX TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEET
UNAUDITED
At September 30, 2006

ASSETS

CURRENT ASSETS:
Cash	$36
Deposits and other current assets	10,479
Total current assets	10,515

OTHER ASSETS:
Furniture and equipment, net	5,699
Intangible assets, net	100,000
Deferred reorganization costs	763,133
Total assets	$879,347

LIABILITIES
CURRENT
Accounts payable and accrued expenses	$964,923
Advances due to affiliates	270,417
Notes payable	205,000
Total current liabilities	1,440,340

STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value,	0
50,000,000 shares authorized, none issued
Common stock, $.001 par value, 350,000,000 shares	232,062
authorized, 232,061,692 issued and outstanding

Additional paid-in capital	11,881,952
Additional paid-in capital stock options	1,544,188
Accumulated (deficit)	(14,219,195)
Total stockholders' deficit	(560,993)

Total liabilities and stockholders' deficit	$879,347

See accompanying notes to these unaudited consolidated financial statements.

MEDIAMAX TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATION
UNAUDITED

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES
Licensing revenue	$0	$68,369	$0	$167,807
Total Revenue	0	68,369	0	167,807

OPERATING EXPENSES
General and administrative	65,962	137,900	682,786	441,172
Sales & marketing	0	6,335	0	254,076
Stock based compensation to	0	584,453	149,072	584,453
outside third parties
Consulting	35,250	0	102,661	33,100
Legal & accounting	26,758	4,464	112,825	116,990
Interest expense	8,454	3,773	15,764	8,354
Amortization and depreciation	428	101,821	1,283	305,463
Total Operating Expenses	136,852	838,746	1,064,391	1,743,608

Net Loss	($136,852)	($770,377)	($1,064,391)	($1,575,801)

LOSS PER SHARE:
Basic and diluted loss per share	($0.00)	($0.00)	($0.01)	($0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	221,756,074	183,120,412	201,882,592	182,807,146

See accompanying notes to these unaudited consolidated financial statements.

MEDIAMAX TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) for the period	($136,852)	($770,377)	($1,064,391)	($1,575,801)
Adjustments to reconcile net
cash used by operations:
Amortization and depreciation expense	428	101,821	1,283	305,463
Amortization of deferred compensation	20,000		80,000
Stock option amortization expense	0	546,953	272,666	546,953
Common stock issued for services	5,000	37,500	213,023	73,000
Common stock issued for payables	0	0	41,125	0
Changes in assets and liabilities:
(Increase)/decrease in receivable from affiliates	0	47,472	0	301,178
(Increase)/decrease in deferred reorganization costs	0	(7,250)	0	(80,165)
(Increase)/decrease in deposits	0	0	650	0
Increase/(decrease) in accounts payable	55,948	41,061	210,396	322,203
Increase/(decrease) in payable to affiliates	(110,707)	0	43,009	0
Increase/(decrease) in accrued interest	3,528	3,773	9,477	8,354
Net cash (used) by operating activities	(162,655)	953	(192,762)	(98,815)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used) in investing activities	0	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of debenture	25,000	0	25,000	0
Proceeds from loan	30,000	0	30,000	0
Proceeds from sale of common stock	107,600	0	132,600	100,000
Proceeds from par issuance of common stock to related party	0	0	4,450	0
Net cash provided by financing activities	162,600	0	192,050	100,000

Net Increase (decrease) in cash	(55)	953	(712)	1,185
Cash at beginning of period	91	1,072	748	840
Cash at end of period	$36	$2,025	$36	$2,025

Interest expense	$8,454	$3,773	$15,764	$8,354

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for services and to settle accrued expenses	$0	$0	$99,147	$0

Issuance of 1,000,000 shares for consulting fees pertaining	$0	$37,500	$0	$37,500
to investor relations

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

Note 2: Significant Accounting Policies

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.

At September 30, 2006, the Company had negative working capital of $1,429,825 which is not sufficient working capital to fund its planned operations during the next twelve months.

As shown in the accompanying financial statements during the three and nine months ended September 30, 2006, the Company incurred net losses of $136,852 and $1,064,391, respectively, and as of September 30, 2006 had a stockholders’ deficit of $560,993, which included approximately $165,455, in unpaid payroll taxes.

The uncertainty in the marketplace for digital rights management products has affected the marketability of the MediaMax product resulting in no revenues during the nine months ended September 30, 2006 and increased the difficulty in raising capital to finance general and administrative expenses. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern during the next twelve months.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to market an improved version of MediaMax and new products that can be sold in the marketplace, to obtain equity investments and additional financing as may be required to ultimately attain successful operations. Management is currently seeking equity investments, negotiating with major entertainment companies to introduce cutting edge digital content enhancement and marketing opportunities and an increased level of testing protocols, consulting with SunnComm International, Inc., “SunnComm”, regarding the development of new products for sale as well as discussing with SunnComm ongoing consideration for consulting services being provided by the Company. There can be no assurance, however, that Management's efforts will ultimately be successful.

LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding for the period. Assumed exercise of the outstanding stock options and warrants at September 30, 2006 and 2005 of 21,933,334 and 22,833,334, respectively, have been excluded from the calculation of basic net loss per common share as their effect is anti-dilative (decreases the loss per share).

MEDIAMAX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2: Significant Accounting Policies - continued

STOCK BASED COMPENSATION

Prior to January 1, 2006, the Company had applied APB Opinion No. 25 and related interpretations in accounting for its stock-based plans as was permitted under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under SFAS No. 123, companies could, but were not required to, elect to recognize compensation expense for all stock-based awards using a fair value methodology. The Company had adopted the disclosure-only provisions, as permitted by SFAS No. 123.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment (Revised 2004).” SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS No. 123R is effective for the Company in the first interim period beginning after December 15, 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective approach.  SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after December 15, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of December 15, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS No. 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation.  For purposes of estimating the grant date fair value of stock options, the Company uses the Black-Scholes options pricing model.

Assumptions used to determine compensation expense are determined as follows:

•Expected term is determined using a weighted average of the contractual term of the award;

•Expected volatility of award grants is measured using the weighted average of historical daily changes in the market price of the Company’s common stock over the expected term of the award;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and

•Forfeitures are based on the history of cancellations of awards granted and management’s analysis of potential forfeitures.

Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The pro forma effects of recognizing estimated compensation expense under the fair value method on net loss and loss per common share were negligible for the nine months ended September 30, 2005.

 New Accounting Pronouncements:

          In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB No. 108 is effective as of the end of the 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company does not expect SAB No. 108 will have a material effect on its financial statements.

MEDIAMAX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2: Significant Accounting Policies - continued

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires the recognition of the overfunded or underfunded status of defined benefit and retiree medical plans as an asset or liability in the Company’s 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. SFAS No. 158 also requires the Company to measure the funded status of defined benefit and retiree medical plans as of the Company’s year-end balance sheet date no later than 2008. The Company does not expect SFAS No. 158 will have a material effect on its financial statements.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company does not expect SFAS No. 157 will have a material effect on its financial statements.

          In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN No. 48 on its financial statements.

          In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP did not have a material effect on the Company’s financial statements.

          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Company does not expect SFAS No. 156 will have a material effect on its financial statements.

          The FASB has revised its guidance on SFAS No. 133 Implementation Issues as of March 2006. Several Implementation Issues were revised to reflect the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140,” in February 2006. SFAS No. 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. The Company does not expect SFAS No. 155 will have a material effect on its financial statements.

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

MEDIAMAX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4: Notes Payable

Convertible Notes
The Company has three convertible notes outstanding with the same holder totaling $150,000 accruing interest at an annual rate of 8% due and payable in full with one balloon payment due on December 31, 2006. All principal and interest are convertible into common stock at $.025 per share at any time by the holder. The Company may not prepay the note without the consent of the holder. At September 30, 2006, accrued interest payable on the notes was $20,519. All principal and accrued interest is convertible into 6,820,760 common shares at September 30, 2006.

On August 25, 2006, the Company received $25,000 from an accredited investor for a note bearing annual interest at 10% per annum due on demand. The note can be converted into common stock at $.0029 per share at any time by the holder. At September 30, 2006, accrued interest payable on the note was $253. All principal and accrued interest is convertible into 8,707,931 common shares at September 30, 2006.

Non-Convertible Notes

During the third quarter of 2006, the Company received $30,000 from Peter Jacobs, the CEO of SunnComm, for three separate notes each bearing interest at 10% per annum being due on demand. At September 30, 2006, accrued interest payable on the notes was $249.

Note 5: Shareholders’ Equity

Stock Issued for Services

On November 2, 2005, the Company agreed to issue Peter Jacobs, the President and CEO of SunnComm, 10,000,000 shares of the Company's common stock at $0.001 per share on or promptly after January 1, 2006, which shares he may cause the Company to repurchase for $.10 per share within 30 days following the second anniversary of the Company’s merger with SunnComm. The fair value of these shares was $140,000 net of the purchase price and is reflected as stock based compensation to outside third parties in the accompanying statement of operations during 2006.

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

On September 1, 2005 the Company issued 1,000,000 restricted common shares to two individuals for investor relation services. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sale of the shares.

Stock Options

Formal Stock Option Plans

MEDIAMAX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5: Shareholders’ Equity - continued

In July 1997 the Company adopted its 1997 Statutory and Nonstatutory Incentive Stock Option Plan, “the Plan” allowing for the issuance of incentive stock options and nonstatutory stock options to purchase an aggregate of 623,753 shares of common stock to directors, officers, employees and consultants of the Company. The Plan is administered by the Board of Directors. As of September 30, 2006 there were no options outstanding as a result of the CEO, Scott Stoegbauer voluntarily canceling all options granted to him.

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

On November 2, 2005 the Company granted Kevin M. Clement three stock options to purchase a total of 26,700,000 shares, 8,900,000 of which are exercisable at $.0425 per share, 8,900,000 of which are exercisable at $.055 per share, and 8,900,000 of which are exercisable at $.070 per share. These options were scheduled to vest over a three-year period, with one-third of them vesting on November 21, 2006 and the balance vesting monthly over the succeeding two years. Mr. Clement resigned as a director and Chief Financial Officer on June 20, 2006. The Company has filed a lawsuit against Mr. Clement for violating certain terms of his employment agreement and is demanding the Mr. Clement agree to the cancellation of his options. On September 30, 2006, the Company cancelled all options issued to Mr. Clement.

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

Under these modified prospective methods, the options granted under the 1997 plan have fully vested and, therefore, there is no future expenses associated with such grants.

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

Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, including the possibility that no such performance conditions may be met. At September 30, 2006, none of the performance conditions have been met. Therefore, these grants have an aggregate value of $0 at September 30, 2006.

The option grants to Mr. Clement had an aggregate grant date fair value of $788,021 using a Black Scholes pricing model with the following assumptions:

Expected Life: 3.5 to 4.5 years
Volatility Factor: 247%
% Risk Free Rate: 3.85%

Total estimated share-based compensation expense, related to all of the Company’s share-based awards was $272,666 for the nine months ended September 30, 2006, and is included in general and administrative expenses in the accompanying statement of operations. This share-based compensation expense is related to share-based awards granted prior to December 31, 2005. No amounts related to share-based compensation costs have been capitalized as of September 30, 2006. All options issued to Mr. Clement were cancelled on September 30, 2006 and as a result were not amortized during the third quarter of 2006 and will not be expensed in any future period.

At September 30, 2006, there was no unrecognized estimated compensation cost related to non-vested stock options granted prior to that date because all options issued to Mr. Clement were cancelled on September 30, 2006.

A summary of stock option transactions follows:

	Nine Months Ended September 30, 2006
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money) Options)

Outstanding at December 31, 2005	42,323,753	$0.050	6.60	$0.00
Grants	83,333	$0.200	1.25	$0.00
Cancellations	(27,363,423)	$0.059	3.49	$0.00
Expirations	(43,663)	$0.560	0.00	$0.00

Outstanding at Sept. 30, 2006	15,000,000	$0.043	0.75	$0.00

Exercisable at Sept. 30, 2006	-	$0.000	0.00	$0.00

	Exercisable		Unexercisable
Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Less than $0.20	-	$0.00	15,000,000	$0.043

Pro Forma Information Under SFAS 123 for the Quarter Ended March 31, 2005

Prior to adopting the provisions of SFAS 123(R), the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees” and provided the required pro forma disclosures of SFAS No. 123. Because the Company established the exercise price at or above the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant, and therefore no estimated expense was recorded prior to adopting SFAS No. 123R. For purposes of pro forma disclosures under SFAS No. 123 for the quarter ended September 30, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share were negligible for the quarter ended September 30, 2005.

Note 6: Commitments and Contingencies

Operating Lease

On March 1, 2006 the Company’s three year non-cancelable operating lease agreement expired. The Company did not renew the lease or enter any other lease agreements. Rent expense was $21,736 for the nine months ended September 30, 2006.

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

Note 7: Related Party Transactions

The Company has an agreement with SunnComm in which it pays $12,000 a month for accounting and administrative services as well as the use of office space. During the nine months ended September 30, 2006, the Company incurred $108,000 under the agreement.

At December 31, 2005, the Company owed SunnComm $227,408, for cash advances, administrative services and expenses paid on the Company’s behalf. During the nine months ended 2006, the Company received $176,657 in cash from SunnComm and received the benefit of $108,000 in administrative services and amounts paid on behalf of the Company. During the same nine month period ended September 30, 2006, the Company repaid SunnComm $236,649 in cash and $5,000 on behalf of SunnComm. At September 30, 2006, the Company owed SunnComm $270,417.

On September 30, 2006, SunnComm owned approximately 8% of the outstanding common shares of the Company and approximately 34% at September 30, 2005.

During the third quarter of 2006, the Company received $30,000 from Peter Jacobs, the CEO of SunnComm, for three separate notes each bearing interest at 10% per annum being due on demand. At September 30, 2006, accrued interest payable on the notes was $249.

Note 8: Litigation

The Company filed a lawsuit against Mr. Kevin Clement, the previous Chief Executive Officer of the Company in Maricopa County Superior Court, Arizona on June 20, 2006. The lawsuit filed by the Company against Mr. Clement cited, among other claims, breach of contract and breaches in his fiduciary responsibility, which Mr. Clement’s Answer denies. Instead of filing a counterclaim in the Arizona Superior Court as a part of his Answer, Mr. Clement, has responded to the Company’s lawsuit against him by filing a separate lawsuit against the Company in the U.S. District Court for the Southern District of New York on July 14, 2006. Mr. Clement’s lawsuit in New York asserts, among other claims, that the Company breached certain sections of his Employment Agreement, failed to fully compensate him, and violated New York labor law.  The lawsuit has since been consolidated to the U.S. District Court for the District of Arizona in October of 2006.

MEDIAMAX TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9: Subsequent Events

Subsequent to September 30, 2006, the Company issued 1,547,619 restricted common shares for accounting services valued at $6,500 and 5,883,333 restricted common shares to three accredited investors valued at $24,710 as a bonus for loaning $70,000 to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the following discussion we are providing an analysis of our financial condition and the Plan of Operation during the next twelve months. This discussion should be read in conjunction with our financial statements and the notes thereto. Certain matters discussed below are based on potential future circumstances and developments, which we anticipate or expect, but which cannot be assured. Such forward-looking statements include, but are not limited to, our plans to acquire additional copy protection technology systems from SunnComm and establish a marketing team and customer support center for those products. At September 30, 2006, the Company owed $6,800 to the landlord where the floppy disk production equipment is stored and is continuing to incur rent charges of $400 a month. The Company has agreed to allow the landlord to sell some or all of the equipment to recover the past due rent. We also will continue to search for potential acquisitions that are revenue generating that we believe could enhance their profitability if we were involved in the management of their operation. The actual results which we achieve in our operations could differ materially from the matters discussed in the forward-looking statements.

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

The Company is currently in discussions with SunnComm regarding the design, development and sales of new digital content enhancement and marketing products that contain no potentially controversial elements.  On June 29, 2006, the Company announced that it had agreed in principle with SunnComm to amend the current Exclusive Marketing Agreement to allow the Company to market and sell all SunnComm products on a non-exclusive basis and eliminate any mandatory advance royalty payments to SunnComm. On August 28, 2006, the Company executed a Third Amended and Restated Marketing Agreement effective July 1, 2006 and terminating on June 30, 2011. The Agreement is non exclusive and supersedes all previous Amended and Restated Exclusive Marketing Agreements. It provides for a 40% royalty on gross sales consummated by the Company and does not require the Company to make any advance royalty payments to SunnComm. It also continues to provide for the Company to receive administrative services from SunnComm for $12,000 a month.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

On June 20th, 2006, a special meeting of the Board of Directors was called at which time, the Employment Agreement between the Company and Mr. Kevin Clement was terminated, effective the same day. Pursuant to the termination of Mr. Kevin Clement’s employment, the Company appointed Scott Stoegbauer as President.

The Company filed a lawsuit against Mr. Kevin Clement, the previous Chief Executive Officer of the Company in Maricopa County Superior Court, Arizona on June 20, 2006. The lawsuit filed by the Company against Mr. Clement cited, among other claims, breach of contract and breaches in his fiduciary responsibility, which Mr. Clement’s Answer denies. Instead of filing a counterclaim in the Arizona Superior Court as a part of his Answer, Mr. Clement, has responded to the Company’s lawsuit against him by filing a separate lawsuit against the Company in the U.S. District Court for the Southern District of New York on July 14, 2006. Mr. Clement’s lawsuit in New York asserts, among other claims, that the Company breached certain sections of his Employment Agreement, failed to fully compensate him, and violated New York labor law.  The lawsuit has since been consolidated to the U.S. District Court for the District of Arizona in October of 2006.

The Company continues to nurture and develop a relationship with InMOD Solutions, a New York based sales and marketing firm. The goal is to develop a relationship that generates substantial revenue from the untapped retail entertainment and consumer electronic segments of the market.

Results of Operations:

Comparison of Three and Nine Months Ended September 30, 2006 and 2005

The Company did not recognize any revenue during the first three quarters of 2006 compared to $68,369 of revenue during the third quarter of 2005 and $167,807 during the first three quarters of 2005. All revenues during 2005 were from the Exclusive Marketing Agreement for the MediaMax product. Public scrutiny during late 2005 with respect to our primary customer caused our customer to indefinitely cease all orders for our products.

During the nine months ended September 30, 2006, general and administrative expenses totaled $682,786 including approximately $518,656 of payroll expenses & employee benefits. Payroll expense included $272,666 for employee stock based compensation expense resulting from the adoption of FAS 123R. Administrative support fees to SunnComm were $108,000 during the nine months ended 2006 as well as the nine months ended 2005. Also included in general and administrative expenses was approximately $35,540 of rent, utilities and other office expenses, with the remainder of general and administrative expenses comprised of approximately $21,000 in travel and miscellaneous expenses. Overall, decreases to operating expenses during the first nine months of 2006 compared to the first nine months of 2005 were primarily the result of decreased stock based compensation expense in 2006.

During the third quarter of 2006, general and administrative expenses totaled $65,962 including approximately $21,000 of payroll expenses & employee benefits. Administrative support fees to SunnComm were $36,000 during the third quarter 2006 as well as the third quarter of 2005. Also included in general and administrative expenses was approximately $9,000 of rent, utilities and other office expenses, with the remainder of general and administrative expenses comprised of travel and miscellaneous expenses. Overall, decreases to operating expenses during the third quarter of 2006 compared to the third quarter of 2005 were primarily the result of stock based compensation expense.

The Company did not incur any sales and marketing expenses during the first three quarters of 2006 as no revenues were generated during 2006. During the first three quarters of 2005 the Company incurred $254,076 of marketing expenses in order to generate $167,807 of revenue during the same period. Approximately $200,000 of the expenses incurred during the first nine months of 2005 were services performed by an industry consultant for primarily product development and marketing services.

Included in consulting fee expenses during the first nine months of 2006 was $80,000 in consulting services associated with the severance agreement of William Whitmore Jr. Consulting services in the first six months of 2005 were only $33,100.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Stock based compensation to third parties for the nine months ended September 30, 2006 consisted of $140,000 of stock based compensation expense to the CEO of SunnComm and $9,072 for legal expenses.

Consulting fees during the third quarter of 2006 were $20,000 in consulting services associated with the severance agreement of William Whitmore Jr. and approximately $15,250 of outside consulting fees. There were no outside consulting fees during the third quarter of 2005.

Legal and accounting expenses for the first nine months of 2006 were approximately $113,000 and decreased approximately $4,000 compared to the first nine months of 2005. This decrease was the result of a decrease in legal fees of approximately $26,000 which were offset by increased accounting fees of approximately $22,000. Legal fees were higher during the nine months ended September 30, 2005 because of significant expenses incurred with legal counsel pertaining to structuring a registered financing. Accounting fees were higher during the nine months ended September 30, 2006 because of the technical expertise needed to prepare the Company’s quarterly financial statements. During the three months ended September 30, 2006, legal and accounting expenses were approximately $22,000 higher than the third quarter of 2005 primarily due to increased consulting expenses necessary to prepare the Company’s quarterly financial statements.

Interest expense during the three and nine months ended September 30, 2006 relates to outstanding notes and finance charges on past due payables from vendors. Interest expenses during the same periods of 2005 were primarily related to three notes totaling $150,000 bearing annual interest at 8%.

Amortization and depreciation expense decreased during 2006 as the exclusive marketing agreement was entirely impaired at December 31, 2005 resulting in no amortization during the first three quarters of 2006.

Liquidity and Capital Resources:

At September 30, 2006 the Company had $36 of cash included in its $10,515 of current assets. A receivable from Peter Jacobs for $10,000 is also included in current assets representing the cash par value of 10,000,000 restricted common shares.

Deferred reorganization costs of $ 763,133 at September 30, 2006 represent unrecoverable costs incurred by the Company to acquire SunnComm which will be expensed in the event the merger does not occur. The costs were primarily comprised of options granted to two SunnComm investors in the Company’s registration offering on August 30, 2005. The Company granted options to purchase 15,000,000 common shares at a strike price of $.0425 per share to expire 45 days after the effective date of a registration statement for the 15,000,000 options. The options were valued at $546,953.

The registration statement is planned to be filed after the merger is effective with SunnComm. The Company would receive $637,500 in the event that all of the options were exercised.

The Company had $ 1,440,340 of current liabilities at September 30, 2006 of which $270,417 were amounts owed to SunnComm for cash advances and administrative assistance. Notes payable was comprised of a $25,000 convertible note due on demand, $150,000 related to three convertible notes payable to the same lender due on December 31, 2006 and $30,000 due to Peter Jacobs on demand.

The Company has a stockholders’ deficit of $560,993 at September 30, 2006.

The Company has 15,000,000 unexercisable options to purchase 15,000,000 common shares at a strike price of $.0425 per share that will expire 45 days after the effective date of a registration statement for the 15,000,000 options. The Company has issued an additional 23,000,000 unexercisable options that could vest if certain performance criteria are met.

On September 30, 2006, warrants to purchase 400,000 common shares at strike prices ranging from $.25 to $5.00 expired and were not exercised. The Company has 21,933,334 warrants outstanding at September 30, 2006 with exercise prices ranging from $0.05 to $.10 per share of which 10,966,667 expire on November 18, 2007 and 10,966,667 expire on November 18, 2010.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. CHANGES IN SECURITIES

Recent Issuances of Unregistered Securities

On July 5, 2006, the Company issued 1,785,714 restricted common shares to Wade P. Carrigan, a director of the Company, for $7,500 cash. The issuance was under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sales of shares.

ITEM 2. CHANGES IN SECURITIES - continued

On July 6, 2006, the Company issued 2,976,190 restricted common shares to an accredited investor for $12,500 cash. The issuance was under Regulation D Rule 506 of the Securities Act. No underwriter was involved in the offer of sales of shares.

On July 7, 2006, the Company issued 5,952,381 restricted common shares to David Kahn for $25,000 cash. The issuance was under Regulation D Rule 506 of the Securities Act. No underwriter was involved in the offer of sales of shares. At September 30, 2006, Mr. Kahn owned 9.2% of all common shares issued and outstanding of the Company.

On July 24, 2006, the Company issued 8,500,000 restricted common shares to an accredited investor for $25,000 cash. The issuance was under Regulation D Rule 506 of the Securities Act. No underwriter was involved in the offer of sales of shares.

On August 17, 2006, the Company issued 6,060,606 restricted common shares to an accredited investor for $20,000 cash. The issuance was under Regulation D Rule 506 of the Securities Act. No underwriter was involved in the offer of sales of shares.

On August 30, 2006, the Company issued 2,303,030 restricted common shares to an accredited investor for $7,600 cash. The issuance was under Regulation D Rule 506 of the Securities Act. No underwriter was involved in the offer of sales of shares.

On August 31, 2006, the Company issued 3,030,303 restricted common shares to Wade P. Carrigan, a director of the Company, for $10,000 cash. The issuance was under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sales of shares.

On September 26, 2006, the Company issued 1,000,000 restricted common shares to a consultant for marketing consulting services given to SunnComm valued at $5,000. The value of the shares issued reduced the Company’s debt to SunnComm. The issuance was under Section 4(2) of the Securities Act. No underwriter was involved in the offer of sales of shares.

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

Form 8-K Current Report filed on August 28, 2006 reporting the Company’s consummation of a Third Amended and Restated Marketing Agreement with SunnComm.

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

MEDIAMAX TECHNOLOGY CORPORATION

Date: November 16, 2006	/s/ Scott Stoegbauer Scott Stoegbauer Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)